Form 10KSB
period 2000-01-31
ADVANCED MEDICAL TECHNOLOGIES INC/CANADA
filed 2000-05-03
CIK 1081188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
         For the fiscal year ended January 31, 2000
                                   ----------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transaction period from ______________________ to ______________________

         Commission File number     0-28571
                                -----------

                       ADVANCED MEDICAL TECHNOLOGIES INC.
              ----------------------------------------------------
                 (Exact name of Company as specified in charter)

           Nevada                                              98-0206212
------------------------------------                ----------------------------
State or other jurisdiction of                        (I.R.S. Employee I.D. No.)
incorporation or organization

Suite 200 - 5925 Airport Road
Toronto, Ontario                                               L4V 1W1
----------------------------------------               -------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's   telephone  number,   including  area  code  905-405-6280   Securities
registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
       None                                               None
--------------------                   -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

     None
----------------
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   (1)   Yes [X]     No [ ]                    (2)      Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:      $      -0-
                                                                 ------------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at January 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE COMPANYS)

As of January 31, 2000, the Company has 14,197,300 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents is incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE

                                TABLE OF CONTENTS

---------------------------------------------------------------------------------------------------------
PART 1
                                                                                                    Page

ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               4

ITEM 3.          LEGAL PROCEEDINGS                                                                     5

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   5

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                              5

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                             5

ITEM 7.          FINANCIAL STATEMENTS                                                                  8

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                 DISCLOSURE                                                                            8

PART III

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL PERSONS,  COMPLIANCE WITH
                 SECTION 16(a) OF THE EXCHANGE ACT                                                      8

ITEM 10.         EXECUTIVE COMPENSATION                                                                11

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                         12

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                        13

PART IV

ITEM 13.         EXHIBITS                                                                              14

                                     PART 1

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

     The Company has been in business since it's date of incorporation, February 3, 1999. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2000 there were 14,197,300 shares outstanding.

     The Company will establish a multimedia Internet based, interactive communications network providing health care industry manufacturers with access to key case managers representing over 200 managed care companies and health maintenance organizations (HMOs) throughout the United States.

     The goal of the Company is to provide a virtual health care information clearinghouse for introducing and educating health care providers on leading edge pharmaceuticals and technologies available from health care manufacturers. With the rising cost of health care, the most efficient way for case managers to achieve reductions is to be informed about new and cost-effective procedures available from the manufacturers. Many new procedures not only reduce immediate costs but also the costs associated with post operative care, and personal patient recovery.

     Traditionally, case managers are deluged with printed material in the mail and by facsimile of new health care technologies, and must spend a great deal of time sifting through material searching for items of interest. Likewise, information that may be of interest can be overlooked or not accessible when needed. Once the AMT network is activated, it will offer manufacturers the fast track to case managers, by providing a fully searchable, indexed database of available leading-edge pharmaceuticals and technologies via a secure Internet connection in their desktop or laptop computer. This educational advertising vehicle will be called AMTneT.

     The Company will provide a safe and secure Internet host allowing case managers to search for new pharmaceuticals and technologies using keywords or key phrases, view live and recorded video programs demonstrating technology procedures, review product monographs, e-mail questions directly to the medical professional associated with a specific procedure, and participate in live interactive one-on-one or group discussions.

     The AMT network offers manufacturer-advertisers three unique benefits. First, it provides advertising and promotional material specifically targeted to the managed care decision makers - the case managers. Second, the delivery of this advertising is accomplished through a familiar, common-place technology - the personal computer. The third benefit is that it provides maximum and immediate interactivity between the manufacturer-advertiser and the decision maker with minimal cost and resources.

--------------------------------------------------------------------------------
                        ITEM 2. DESCRIPTION OF PROPERTIES
--------------------------------------------------------------------------------

The Company does not own any property at present.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

There are no legal proceedings to which the Company is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended January 31, 2000.


                                     PART II

--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

During the past year there has been no established trading market for the Company's common stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As at January 31, 2000 the Company had 40 shareholders; three of these shareholders are officers and directors of the Company.

--------------------------------------------------------------------------------
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------------------

The Company will establish a multimedia Internet based, interactive communications network allowing health care industry manufacturers to advertise their innovative FDA approved products to key case managers, representing over 200 managed care companies and health maintenance organizations (HMOs) throughout the United States. Refer to the Company's Internet site at www.txsave.com .

     The goal of the Company is to provide a virtual health care information clearinghouse that will introduce and educate health care providers on leading-edge pharmaceuticals and technologies available from health care manufacturers. Manufacturers may showcase or advertise their products, procedures, and techniques in several ways. These include live and recorded video programs demonstrating technology and procedures, product monograph libraries, banner advertising with direct links to manufacturers, and participation in live interactive one-on-one or group discussions.

     From a state-of -the-art Internet video studio, health industry manufacturers can address and target their important messages and product demonstrations to industry decision makers using prerecorded and live video, with simultaneous on-line question and answer "chat" capability. Through this system, case managers will be able to view new products and surgical procedures on their own computers and have their questions answered by an expert in real time.

     Once the AMT network is activated, it will offer manufacturers the fast track to case managers by providing a fully searchable, indexed database of available leading-edge pharmaceuticals and technologies via a secure Internet connection on their desktop or laptop computer. This educational advertising vehicle will be called AMTneT.

     The Company will provide a safe and secure Internet host for both manufacturer and HMO case manager alike.

     The AMT network offers manufacturer-advertisers three unique benefits. First, it provides advertising and promotional material specifically targeted to the managed care decision makers - the case managers. Second, the delivery of this advertising is accomplished through a familiar, common-place technology - the personal computer. The third benefit is that it provides maximum and immediate interactivity between the manufacturer-advertiser and the decision maker with minimal cost and resources.

The Company's Technology

     The Company will utilize a safe and secure Internet host environment to achieve an effective and cost efficient service for all of its users. A secure environment means one where all users can equally share and exchange information without the concern of personal information being exploited or profiled for purposes beyond the originator's intended application. A safe environment means one where more than adequate firewalls are engaged and routine security programs are initialized to combat computer viruses and cyber hackers.

     Users will connect to AMTneT through several dial-up portals. They may use any dial-up mode available, including but not limited to 28.8, 56 or ISDN for easy access to our network. From the users standpoint, most personal computers will already have all the necessary software and hardware required to make full use of our network. The basic configuration required would be; a colour monitor, 32MB RAM, 28.8K modem or better, an Audio/Video card, and an Internet browser - specifically Netscape 4.0 or better, or Internet Explorer 4.0 or better. Our dial-up network will support Macintosh System 7 and OS, Microsoft Windows 3.1, 95 and 98 operating environments. Utilizing high speed dedicated connections, users will be assured of a pure, safe connection, free of busy signals, hang time, and disconnects. The network will initially run on three redundant DEDA dedicated servers.

     Live, interactive video programming will be initiated from our Internet video studio. The studio will utilize three state-of-the-art digital computers to ensure full 3-dimensional video, with a fourth camera to be available for back-up. Likewise, prerecorded video programming will also be made available on our network. Utilizing leading technologies such as Real Audio, Shockwave multimedia animation, video streaming, interactive chat utilities, and push-pull technology we have the blueprint for successful integration to stand and deliver.

Market Analysis and Plan of Operation

     The Company and its medical colleagues have developed relationships with twelve leading medical technology manufacturers whose products reduce the cost of medical treatment by up to 50% by either eliminating or reducing the need for hospitalization.

     More than 700 health industry manufacturing companies are in a $40,000,000 marketplace; all spending $12,000,000 annually to persuade prospects to buy their products and services. Yet, reimbursement decisions affecting 110 million lives are largely shaped by 17,000 case managers representing over 1,000 managed care companies and HMOs who are increasingly difficult to reach with traditional methods. The manufacturers need a medium that will provide targeted, direct, unfiltered, interactive communication with case managers and key decision makers. The Issuer has the technology and expertise to do this safely, securely, and cost effectively through the Internet.

     HMOs and the manufacturers would sign service contracts that are renewable. Thus, the viewer and sponsor contracts are for matching 3-year periods (to permit sponsor identification with the initiative) and are renewed automatically with penalties for early cancellation. Sponsor contracts guarantee product category exclusivity. Viewing sites must represent a minimum of insured lives.

     Due to the intricate service structure, general complexity of operating a service such as this, and the custom integration of Internet technology, there are currently no competitors in the marketplace or on the near horizon. It is also our belief that once our network is activated, that there will really only be room for one company, the Issuer, to provide this service. In reality, HMOs cannot afford to provide or have their case managers spend valuable time and resources juggling between Internet information services. This ensures that the Issuer will have a proprietary network.

     The Company will use a direct sales approach, supported by a telemarketing effort to market its service. This sales effort would be focused on two target markets:

         1) Manufacturers of Pharmaceuticals  and Medical Technology
The desired market in this group are those manufacturers that have identified HMOs as one of their target markets.

         2) HMOs and Case Managers
Having received the full support of the National Case Managers Association, we believe that this will expedite bringing onboard most of the targeted HMOs and related case managers.

Liquidity and Capital Resources

As at  January  31,  2000,  the  Company  had  $661 of  assets,  and  $5,401  of liabilities, including cash or cash equivalents amounting to $661. The liabilities of $5,501 consist of amounts accrued for audit, accounting and transfer agent fees of $4,401 and amounts due to a director of $1,000.

The Company has no contractual obligations for either lease premises or employment agreements and has made no commitments to acquire any asset of any nature.

Results of Operations

The Company has not as yet commenced operations.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The financial statements of the Company are included following the signature page to this Form 10-KSB.

--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

From inception to date, the Company's principal accountant is Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to January 31, 2000 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111

--------------------------------------------------------------------------------
            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE
                                  EXCHANGE ACT
--------------------------------------------------------------------------------

The following table sets forth as of January 31, 2000, the name, age, and position of each of the executive officers and directors and the term of office of each director of the Company.

                                                                                              Term as
                                                                                              Director
              Name               Age                     Position Held                         Since
              ----               ---                     -------------                         -----
     David Luciuk                55           President and Director                            1999

     Philip Yee                  26           Secretary Treasurer                               1999

     David Zosiak                34           Director                                          1999

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

DAVID LUCIUK graduated from high school in Ontario before accepting a position as a chartered accountant student with the firm of Winspear, Higgans, Stevenson and Doane. In 1967, after three years with Winspear, Higgans, Stevenson and Doane and obtaining his degree as a chartered accountant, Mr. Luciuk took a position with IBM Canada until 1972. In 1972, he became Controller for Dominion Stores and subsequently worked in various positions with Dominion Stores such as Director of Corporate Planning, Executive Assistant to the President and Director of Auditing. In 1985, Mr. Luciuk started his own consulting firm, D.M. Luciuk & Associates offering various consulting services to industry. In 1987, he became Vice President of Finance and Corporate Development for Mayfield Property Management Inc., previously a subsidiary of Cadillac Fairview. In 1994 Mr. Luciuk became Vice President of Corporate Development for Canada All Sports Complexes Inc. In 1995 he became and still is an independent financial consultant.

DAVID ZOSIAK graduated from Centennial Secondary School in 1981 and subsequently attended Douglas College where he obtained a marketing diploma in 1984. Subsequent to graduation he became employed with McDermid St. Lawrence Chisholm Ltd., a brokerage house in Vancouver, Canada where he worked as a sales assistant. From 1991 to 1994 he was employed by Esso Avitat as a driver for fuel trucks and other assorted assignments. In 1994, he was employed by Georgia Pacific Securities as a stockbroker before changing firms and moving to Wolverton Securities in 1995 where he worked with a national and international clientele to achieve their financial portfolio goals. In 1997 he became an investors relations consultant who liased with shareholders regarding the status of their investments.

PHILIP YEE was born in Vancouver, British Columbia in 1963. Having graduated from high school he attended the University of British Columbia and graduated with a Bachelor of Commerce degree in 1986 before attending City University where he obtained a Masters of Business degree in 1989. In 1991 he became a member of the Institute of Certified General Accountants of British Columbia. In 1996 he obtained his degree as a Certified Public Accountant from the Washington State Board of Accountants and subsequently became a member of trhe Institute of Internal Auditors. During his entire educational period, Mr. Yee worked for various companies as follows:

                                Type of             Years of
Name of Company                 Business            Employment          Position            Location
---------------                 --------            ----------          --------            --------
Augusta Corporation             Mineral             1997-1999           Controller          Vancouver, BC

Can-Chi Group of                Venture             1992-1997           Accountant          Vancouver, BC

Canadian Connection             Investments         1990-1992           Accountant          Vancouver, BC

Mr. Yee has not been an officer or director of a public company other than Sweetbriar Corporation, a corporation listed on the OTC Bulletin Board presently under the name of Dippy Foods Inc. Mr. Yee is no longer a director of that company and is not a director or officer of any other OTC Bulletin Board company other than if the Company becomes a quoted company on the Pink Sheets.

Mr. Philip Yee was the incorporating director of the Company.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

         (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

         (ii)     engaging in any type of business practice; or

         (iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.


(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the

         Commodity   Futures  Trading   Commission  has  not  been  subsequently
         reversed, suspended or vacated.


               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

The following table sets forth as at January 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name                                Position                           Report to be Filed
----                                --------                           ------------------
David Luciuk                        President and Director                    Form 3

Philip Yee                          Secretary Treasurer                       Form 3

David Zosiak                        Director                                  Form 3

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2000.

BONUSES AND DEFERRED COMPENSATION

None

COMPENSATION PURSUANT TO PLANS

None

PENSION TABLE

None

OTHER COMPENSATION

None

COMPENSATION OF DIRECTORS

None

TERMINATION OF EMPLOYMENT

There  are no  compensatory  plans or  arrangements,  including  payments  to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

--------------------------------------------------------------------------------
     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth as at January 31, 2000, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                 Name and Address                                               Amount
                  of Beneficial                         Nature of           of Beneficial              Percent
                      Owner                           Ownership (1)           Ownership               of Class
                      ------                          -------------           ----------              --------
      DAVID M. LUCIUK                                      Direct             4,000,000                28.17%
      Suite 13A-63 Rochampton Avenue
      Toronto, Ontario
      Canada, M4P 1R1

      DAVID ZOSIAK                                         Direct             2,000,000                14.09%
      2267 Lorraine Avenue
      Coquitlam, British Columbia
      Canada, V3K 2M8

      PHILIP YEE                                           Direct                 1,000                 0.007%
      2268 Dundas Street
      Vancouver, British Columbia
      Canada, V5K 1P9

       All Officers and Directors                          Direct             6,001,000                42.267%
       as a Group ( 3 persons )

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of the Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company does not have promoters and has no transactions with any promoters.

                                     PART IV

--------------------------------------------------------------------------------
                          ITEM 13. EXHIBITS AND REPORTS
--------------------------------------------------------------------------------

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                                          Page
Report of Andersen, Andersen & Strong, Certified Public Accountants                        16

Balance Sheet as at January 31, 2000                                                       17

Statement of Operations for the year ended to January 31, 2000                             18

Statement in Changes in Stockholders' Equity for the period from February 3, 1999
           (Date of Inception) to January 31, 2000                                         19

Statement of Cash Flows for the year ended January 31, 2000                                20

Notes to the Financial Statements                                                          21

(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.


(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

None.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in its capacities and on the date indicated:


                                            ADVANCED MEDICAL TECHNOLOGIES INC.


Date:    March 29, 2000            By:     /s/ "David Luciuk"
                                           -------------------------------------
                                            David Luciuk, President and Director


Date:    March 29, 2000            By:    /s/  "Philip Yee"
                                          --------------------------------------
                                          Philip Yee, Secretary Treasurer

ANDERSEN ANDERSEN & STRONG, L.C.                                               941 East 3300 South, Suite 220
Certified Public Accountants and Business Consultants Board                       Salt Lake City, Utah, 84106
Member SEC Practice Section of the AICPA                                               Telephone 801-486-0096
                                                                                             Fax 801-486-0098

Board of Directors
Advanced Medical Technologies Inc.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Advanced Medical Technologies Inc. (a development stage company) at January 31, 2000, and the statement of operations, stockholders' equity, and cash flows for the year ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Technologies Inc. at January 31, 2000, and the results of operations, and cash flows for the year ended January 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                          /s/  "Andersen Andersen & Strong"
March 28, 2000

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                JANUARY 31, 2000
--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

    Bank                                                                                            $    661
                                                                                                    --------

            Total Current Assets                                                                    $    661
                                                                                                    --------

LIABILITIES AND STOCKHOLDERS' EQUITY

    Accounts payable - related party                                                                $  1,000
    Due to director                                                                                    4,401
                                                                                                    --------

                                                                                                       5,401

STOCKHOLDERS' EQUITY

    Common stock

        200,000,000 shares authorized, at $0.001 par
        Value, 14,197,300 shares issued and outstanding                                               14,197

    Capital in excess of par value                                                                    29,488

Deficit accumulated during the development stage                                                     (48,425)
                                                                                                    --------

        Total Stockholders' Equity                                                                    (4,740)
                                                                                                    --------
                                                                                                    $   661

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 31, 2000
--------------------------------------------------------------------------------

REVENUE                                                                                            $        --

EXPENSES                                                                                           $    48,425
                                                                                                   ===========

NET LOSS                                                                                           $     8,425
                                                                                                   ===========




NET LOSS PER COMMON SHARE

     Basic                                                                                         $        --
                                                                                                   ===========


AVERAGE OUTSTANDING SHARES


     Basic                                                                                          13,721,085
                                                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 5, 1999 (DATE OF INCEPTION)
                               TO JANUARY 31, 2000
--------------------------------------------------------------------------------

                                                                                             Capital in
                                                            Common             Stock          Excess of     Accumulated
                                                            Shares             Amount         Par Value       Deficit
BALANCE FEBRUARY 3, 1999 (date of inception)                      --               --              --               --

Issuance of common shares for cash at
  $0.001 - February 14, 1999                              6,000,000             6,000              --               --

Issuance of common shares for cash at
  $0.002 - February 16, 1999                              8,155,000             8,155           8,155               --

Issuance of common shares for cash at
  $0.25 - March 3, 1999                                      42,300                42          10,533               --

Capital contributions - expenses                                                               10,800               --

Net operating loss for the year ended
  January 31, 2000                                               --                --              --         (48,425)
                                                         -----------      -----------     -----------   --------------

BALANCE, JANUARY 31, 2000                                14,197,300        $   14,197      $   29,488    $    (48,425)
                                                         ==========        ==========      ==========    =============

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 31, 2000
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                                                     $ (48,425)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable                                                                 5,401
          Capital contributions - expenses                                                           10,800
                                                                                                  ----------

               Net Decrease in Cash from Operations                                                  (32,224)
                                                                                                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                      --
                                                                                                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from issuance of common stock                                                      32,885
                                                                                                  ----------

     Net Increase in Cash                                                                                661

     Cash at Beginning of Period                                                                          --
                                                                                                  ----------

     CASH AT END OF PERIOD                                                                        $      661
                                                                                                  ==========


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Capital contribution - expenses                                        $ 10,800
                                                                                ========

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on February 3, 1999 with authorized common stock of 200,000,000 shares at $0.001 par value.

The Company was organized for the purpose of establishing a multimedia internet based communications network between the healthcare industry manufacturers and the key case managers in the medical field to advertise and promote the manufacturers products.

The Company is in the development stage.

Since its inception the Company has completed Regulation D offerings of 14,197,300 shares of its capital stock for cash.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On January 31, 2000, the Company had a net operating loss carry forward of $48,425. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss will expire in 2021.

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholders' equity on January 31, 2000.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICILES - CONTINUED

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.


Financial Instruments

The carrying amounts of financial instruments, including cash, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


3.       RELATED PARTY TRANSACTIONS

Related parties have acquired 42% of the common stock issued.

4.       GOING CONCERN

Management is planning to establish a multimedia internet based communication network for the medical field. To be successful in this effort the Company will need additional working capital.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

There is no assurance that management will be successful in this effort.