Form 10QSB
period 2000-04-30
ADVANCED MEDICAL TECHNOLOGIES INC/CANADA
filed 2000-06-30
CIK 1081188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES  EXCHANGE
     ACT OF 1934

For the quarterly period ended              April 30, 2000
                               ---------------------------

(  ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (D)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------

Commission File number              0-28571
                       --------------------


                       ADVANCED MEDICAL TECHNOLOGIES INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                  Nevada                                    98-0206212
--------------------------------------------                ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

Suite 200 - 5925 Airport Road
Toronto, Ontario, Canada                                             L4V 1W1
------------------------------------                             ---------------
(Address of principal executive offices)                            (Zip Code)

                                  905-405-6280
               --------------------------------------------------
               Registrant's telephone number, including area code

      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                                Outstanding as of April 30, 2000
-----------------------------------             --------------------------------
  Common Stock, $0.001 per share                            14,197,300

                                      INDEX

                                                                            Page
PART 1.                                                                   Number
                                                                          ------

     ITEM 1.  Financial Statements (unaudited)...........................      3

              Balance Sheet..............................................      4
              April 30, 2000 and January 31, 2000

              Statement of Operations
               For the three months ended April 30, 2000 and 1999........      5
                    and the period February 3, 1999 to April 30, 2000

              Statement of Cash Flows
               For the three months ended April 30, 2000 and 1999........      6
                    and the period February 3, 1999 to April 30, 2000

              Notes to the Financial Statements..........................      7

     ITEM 2.  Management Discussion and Analysis.........................      9

PART 11       Other information..........................................     10

              Signatures.................................................     10

                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of Advanced Medical Technologies, Inc. (development stage company) at April 30, 2000 and the statement of operations for the three months ended April 30, 2000 and 1999 and the period February 3, 1999 (date of inception) to April 30 ,2000, the statement of cash flows for the three month ended April 30, 2000 and 1999, and the period from February 3, 1999 to April 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                                 BALANCE SHEETS
                       April 30, 2000 and January 31, 2000
--------------------------------------------------------------------------------

                                                              APR 30,            Jan. 31
                                                               2000                2000
                                                               ----                ----
   ASSETS

   CURRENT ASSETS

        Cash                                                  $     --           $    661
                                                              --------           --------

             Total Current Assets                             $     --           $    661
                                                              ========           ========

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

         Accounts payable - related parties                   $ 10,305           $  1,000
         Accounts payable                                        3,305              4,401
                                                              --------           --------

            Total Current Liabilities                           13,610              5,401
                                                              --------           --------

   STOCKHOLDERS' EQUITY

        Common stock
          200,000,000 shares authorized, at $0.001 par
          value, 14,197,300 shares issued and outstanding       14,197             14,197

        Capital in excess of par value                          29,488             29,488

        Deficit accumulated during the development stage       (57,295)           (48,425)
                                                              --------           --------

              Total Stockholders' Equity                       (13,610)            (4,740)
                                                              --------           --------

                                                              $     --           $    661
                                                              ========           ========

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS
        For the three months ended April 30, 2000 and 1999 and for Period
                       February 3, 1999 to April 30, 2000

--------------------------------------------------------------------------------

                                                  THREE MONTHS           FEB. 3, 1999
                                             APR. 30,        APR. 30      TO APR. 30,
                                               1999            2000          2000
                                               ----            ----          ----

   REVENUES                                $       --      $        --      $     --
                                           ----------      -----------      --------

   EXPENSES                                     8,870           15,381        57,295
                                           ----------      -----------      --------

   NET LOSS                                $   (8,870)     $   (15,381)     $(57,295)
                                           ==========      ===========      ========

   NET LOSS PER COMMON SHARE

        Basic                              $        --     $        --
                                           ===========     ===========

   AVERAGE OUTSTANDING SHARES

        Basic                               14,197,300      13,721,085
                                            ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                             STATEMENT OF CASH FLOWS
               For the three months ended April 30, 2000 and 1999

--------------------------------------------------------------------------------

                                                                         THREE  MONTHS

                                                                APRIL 30,            APRIL 30,         FEBRUARY 3, 1999 TO
                                                                   1999                1999               APR. 30, 2000
                                                                   ----                ----               -------------
CASH FLOWS FROM
  OPERATING ACTIVITIES:

     Net loss                                                  $   (8,870)          $    (15,381)        $  (57,295)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable                                 5,374                    --             10,775
          Capital contribution - expenses                               --                    --             10,800
                                                                   -------              --------           --------
        Net Decreases in Cash From Operations                       (3,496)              (15,381)           (35,720)
                                                                   -------              --------           --------


CASH FLOWS FROM INVESTING
  ACTIVITIES:
                                                                        --                    --                 --
                                                                   -------              --------           --------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

          Proceeds from loans - related parties                      2,835                    --              2,835
          Proceeds from issuance of common stock                        --                32,885             32,885
                                                                   -------              --------           --------

     Net Increase(Decrease) in Cash                                   (661)               17,504                 --

     Cash at Beginning of Period                                       661                    --                 --
                                                                   -------              --------           --------

     CASH AT END OF PERIOD                                     $        --          $     17,504        $        --
                                                                   =======              ========           ========

SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
     Capital contributions - expenses                                                                   $     10,800
                                                                                                           ---------

The accompanying notes are an integral part of these unaudited financial statements.

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

         The Company was organized for the purpose of establishing a multimedia internet based communications network between the healthcare industry manufacturers and the key case managers in the medical field to advertise and promote the manufacturers' products.

         The Company is in the development stage.

         Since its inception the Company has completed Regulation D offerings of 14,197,300 shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         On April 30, 2000 the Company had a net operating loss carry forward of $57,295. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2022.

         Earnings (Loss) per Share

         Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

         Comprehensive Income

         The Company  adopted  Statement of Financial  Accounting  Standards No.
         130. The adoption of this standard had no impact on the total stockholder's equity.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         Recent Accounting Pronouncements

         The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

         Financial Instruments

         The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

3.       RELATED PARTY TRANSACTIONS

         Related parties acquired 42% of the common stock issued.

4.       GOING CONCERN

         Management is planning to establish a multimedia internet based communications network for the medical field. To be successful in this effort the Company will need additional working capital.

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

         There can be no assurance that management will be successful in this effort.

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

The Company was organized for the purpose of establishing a multimedia internet based communications network between the healthcare industry manufacturers and the key case managers in the medical field to advertise and promote the manufacturers products through a business to business e-commerce catalogue portal to 1200 Managed Care Companies and Health Maintenance Organizations who insure 140 million members.

Results of Operations

The Company has not started operations during this reporting period.

Liquidity and Capital Resources

The Company will need additional working capital to finance its planned activity

                                     PART 2

--------------------------------------------------------------------------------

ITEM 5.   OTHER INFORMATION

--------------------------------------------------------------------------------

Effective March 24, 2000 the Company changed its officers and directors as follows:

Resigning officers and directors

         David Luciuk                       President
         Philip Yee                         Secretary/Treasurer

Newly appointed officers and directors

         Irving Abrams LLB                  President

Mr. Abrams graduated from Osgoode Hall Law School at York University in Toronto, Canada, and has experience in medical-legal malpractice risk management. He is the founder of Texas Health Facilities Inc., an extended-care regional health facility, and Interactive Satellite Networks Ltd, a company commissioned to conduct research and development of a proposed Pan-European continuing medical education/news television network. His work experience combines medical law expertise with skill in film and television financing, productions, distribution and exhibition work with a medical bias.

         Michael Fisher                     Secretary/Treasurer

Mr. Fisher is a former Medical Editor and Columnist with the Calgary Sun newspaper in Alberta, Canada. He has operated two consulting businesses, including Verbmedia that is geared towards

Internet opportunities within the medical and health care fields and online business strategies. He is currently the VP for Exxecom.

         Mindy Owen RN CRRN CCM             Director

Ms Owen R.N. CRRN CCM has been working as a health care profession for 25 years, specializing in disease state management and case management services. She is the former President of the Case Management Society of America and Commissioner of the Certification of Case Managers. She continues to be a Board Member of the Illinois Case Management Network and was Charter President of the Association of Rehabilitation Nurses. Her work history covers coporate and consulting experience and she has held a variety of positions in the case management and care management fields. She is presently working for Coordinated Care Solutions as Director of Complex Care Management.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ADVANCED MEDICAL TECHNOLOGIES INC.

                                                 (Registrant)





Dated                    June 30, 2000        By       //s// "Irving Abrams"
--------------------------------------           -------------------------------
                                                     Irving Abrams, President