Form 10QSB
period 2000-07-31
ADVANCED MEDICAL TECHNOLOGIES INC/CANADA
filed 2000-09-18
CIK 1081188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended         July 31, 2000
                               --------------------------

(  )     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------     --------------------

Commission File number              0-28571
                       --------------------------------------


                           ADVANCED MEDICAL TECHNOLOGIES INC.
              -----------------------------------------------------------
               (Exact name of registrant as specified in charter)


            Nevada                                            98-0206212
------------------------------------                ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

Suite 200 - 5925 Airport Road
Toronto, Ontario, Canada                                      L4V 1W1
------------------------------------                  --------------------------
(Address of principal executive offices)                      (Zip Code)

                                  905-405-6280
              ----------------------------------------------------
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                  Class                          Outstanding as of July 31, 2000
    -----------------------------------          -------------------------------
       Common Stock, $0.001 per share                       14,197,300

ANDERSEN ANDERSEN & STRONG, L.C.                   941 East 3300 South, Suite202
--------------------------------                      Salt Lake City, Utah 84106
Certified Public Accountants and Business Consultants
                                                          Telephone 801-486-0096
                                                                Fax 801-486-0098

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Advanced Medical Technologies Inc.

We have reviewed the condensed balance sheet of Advanced Medical Technologies Inc. (development stage company) as of July 31, 2000 and January 31, 2000 and the related condensed statements of operations and the condensed statement of cash flows for the three and six months ended July 31, 2000 and 1999 and the period February 3, 1999 (date of inception) to July 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                            /s/   "Andersen Andersen and Strong"

Salt Lake City, Utah
September 15, 2000

                                      INDEX

                                                                                                        Page
PART 1.                                                                                               Number
                                                                                                      ------

         ITEM 1.  Financial Statements (unaudited).........................................             3

                  Balance Sheet............................................................             4
                     July 31, 2000 and January 31, 2000

                  Statement of Operations
                     For   the three  months  ended  July 31,  2000 and
                        1999, the six months ended July 31, 2000 and
                        1999 and the period February 3, 1999 to July 31, 2000 ..............            5

                  Statement of Cash Flows
                     For the six months ended July 31, 2000 and 1999........................            6
                        and the period February 3, 1999 to July 31, 2000

                  Notes to the Financial Statements.........................................            7

         ITEM 2.  Management Discussion and Analysis........................................            9


PART 11           Other information........................................................

                  Signatures...............................................................            10


                         PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of Advanced Medical Technologies, Inc. (development stage company) at July 31, 2000 and January 31, 2000 and the statement of operations for the three months ended July 31, 2000 and 1999, the six months ended July 31, 2000 and 1999 and the period February 3, 1999 (date of inception) to July 31 ,2000, the statement of cash flows for the six month ended July 31, 2000 and 1999, and the period from February 3, 1999 to July 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended July 31, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                                 BALANCE SHEETS

                       July 31, 2000 and January 31, 2000

---------------------------------------------------------------------------------------------------------------
                                                                                  JULY 31,             Jan. 31
                                                                                     2000                2000
                                                                                     ----                ----
   ASSETS

   CURRENT ASSETS

        Cash                                                                      $     1,143         $     661
                                                                                    ---------           -------
             Total Current Assets                                                 $     1,143         $     661
                                                                                    =========           =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

         Accounts payable - related parties                                       $   19,422          $   1,000
         Accounts payable                                                             12,146              4,401
                                                                                     -------             ------

            Total Current Liabilities                                                 31,568              5,401
                                                                                    --------              -----

   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 14,197,300 shares issued and outstanding                          14,197              14,197

        Capital in excess of par value                                                 29,488              29,488

        Deficit accumulated during the development stage                              (74,110)           (48,425)
                                                                                     --------           ---------

              Total Stockholders' Equity (Deficiency)                                 (30,425)            (4,740)
                                                                                     --------             -------

                                                                                  $      1,143       $       661
                                                                                     =========            ======

The  accompanying  notes are an  integral  part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

  For the three months ended July 31, 2000 and 1999, for the six months ended
                    July 31, 2000 and 1999 and for the period
                        February 3, 1999 to July 31, 2000

--------------------------------------------------------------------------------------------------------------------------
                                                     THREE           MONTHS            SIX         MONTHS     FEB. 3, 1999
                                                    JULY 31         JULY 31         JULY 31       JULY 31,     TO JULY 31
                                                     2000             1999           2000           1999            2000
                                                     ----             ----           ----           ----            ----
REVENUES                                      $        --      $        --      $      --     $        --    $       --
                                               ----------        ---------       --------       ---------      --------

EXPENSES                                           16,814           10,075         25,685          15,730        74,110
                                               ----------        ---------       --------       ---------      --------

NET LOSS                                      $   (16,814)     $   (10,075)     $ (25,685)     $  (15,730)    $ (74,110)
                                               ==========        =========       ========        ========      ========

NET LOSS PER COMMON SHARE

     Basic                                    $        --      $        --      $      --      $       --
                                               ----------        ---------       --------        --------

AVERAGE OUTSTANDING SHARES

     Basic                                     14,197,300       14,197,300     14,197,300
                                               ==========       ==========     ==========



The  accompanying  notes are an  integral  part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                            For the six months ended
                    July 31, 2000 and 1999 and for the period
           from February 3, 1999 (Date of Inception) to July 31, 2000

                      (Unaudited - Prepared by Management)


                                                            FOR THE SIX         FOR THE SIX             FROM INCEPTION
                                                            MONTHS ENDED        MONTHS ENDED                   TO
                                                           JULY 31, 2000       JULY 31, 1999             JULY 31, 2000
                                                           -------------       -------------             -------------

     CASH FLOWS FROM
          OPERATING ACTIVITIES

          Net loss                                            $   (25,685)      $    (15,730)           $    (74,110)

          Adjustments to reconcile net loss to net cash provided by operating activities:

             Increase in accounts payable                           7,745             (2,505)                 12,146
             Capital contribution - expenses                           --              2,700                  10,800
                                                                 --------           ---------                 -------

          Net Cash (Deficiency) from Operations                   (17,940)           (15,535)                 (51,164)
                                                                 --------           --------                  -------

     CASH FLOWS FROM INVESTING
      ACTIVITIES:                                                      --                 --                       --
                                                                 --------           --------                  -------
     CASH FLOWS FROM FINANCING
      ACTIVITIES:

        Proceeds from loans - related parties                      18,422                 --                   19,422
        Proceeds from issuance of common
          Stock                                                        --             23,459                   32,885
                                                                 --------           --------                  -------
      Net Increase in Cash                                            482              7,924                    1,143

      Cash at Beginning of Period                                     661                 --                       --
                                                                 --------           --------                  -------

      CASH AT END OF PERIOD                                   $     1,143        $     7,624            $       1,143
                                                                 ========           ========                  =======

The  accompanying  notes  are an  integral  part of  these  unaudited  financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2000

                      (Unaudited - Prepared by Management)

1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on February 3, 1999 with the authorized common stock of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of establishing a multimedia internet based communications network between the healthcare industry manufacturers and the key case managers in the medical field to advertise and promote the manufacturers' products.

         The Company is in the development stage.

         Since its, inception the Company has completed Regulation D offerings of 14,197,300 shares of its capital stock for cash.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         On July 31, 2000 the Company had a net operating loss carry forward of $74,110. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2022.

         Earnings (Loss) per Share

         Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2000

                      (Unaudited - Prepared by Management)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

         Financial Instruments

         The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values.

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

3.       RELATED PARTY TRANSACTIONS

         Related parties acquired 43% of the common stock issued.

5.       GOING CONCERN

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

--------------------------------------------------------------------------------
                           ITEM 2. PLAN OF OPERATIONS
--------------------------------------------------------------------------------

The Company's management is in the process of reviewing the various options it has available to develop the Company. To date there has not been a great deal of interest in the Company's project and no customers have indicated a desire to use the facilities of the Company's web sit on the Internet. Therefore, management is considering other avenues whereby it could develop a revenue flow to meet its monthly expenses.

Liquidity and Capital Resources

The Company will need additional working capital to finance its activities. The additional working capital may be obtained through additional equity funding and long term financing or maybe by way of loans or advances from its directors and officers.

Results of Operations

The Company has had no operations during this reporting period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ADVANCED MEDICAL TECHNOLOGIES INC.
                                                        (Registrant)

September 15, 2000                                   /s/  "Michael G. Fisher"
                                              ----------------------------------
                                                           Michael G. Fisher
                                                              Director