Form 10QSB
period 2000-10-31
ADVANCED MEDICAL TECHNOLOGIES INC/CANADA
filed 2000-12-18
CIK 1081188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              October 31, 2000
                               -------------------------------------------------

(  )   TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  -----------------------

Commission File number              0-28571
                       --------------------------------------------


                       ADVANCED MEDICAL TECHNOLOGIES INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)


                  Nevada                                          98-0206212
--------------------------------------------                      ----------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

     Suite 810 - 535 Thurlow Street
   Vancouver, British Columbia, Canada                              V6E 2L3
------------------------------------                            ----------------
(Address of principal executive offices)                           (Zip Code)


                                  604-804-4564
                 -----------------------------------------------
               Registrant's telephone number, including area code


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

               Class                          Outstanding as of October 31, 2000
-----------------------------------           ----------------------------------
 Common Stock, $0.001 per share                            14,197,300


ANDERSEN ANDERSEN & STRONG, L.C.                                            941 EAST 3300 SOUTH, SUITE 202
CERTIFIED PUBLIC ACCOUNTANTS AND BUSINESS CONSULTANTS                          SALT LAKE CITY, UTAH 84106

                                                                                  TELEPHONE 801  486-0096
                                                                                      FAX 801 486-0098

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Advanced Medical Technologies, Inc.

We have reviewed the balance sheet of Advanced Medical Technologies, Inc. (development stage company) as of October 31, 2000, and January 31, 2000 and the related statement of operations and the statement of cash flows for the three and nine months ended October 31, 2000 and 1999 and the period February 3, 1999 (date of inception) to October 31, 2000. These financial statements are the responsibility of the company's management.

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


                                           Andersen Andersen and Strong




Salt Lake City, Utah
December 4, 2000

                                      INDEX




                                                                            Page
PART 1.                                                                   Number
                                                                          ------

    ITEM 1.  Financial Statements (unaudited) .............................    4

             Balance Sheet
               October 31, 2000 and January 31, 2000.......................    5

             Statement of Operations
                For the three months ended October 31, 2000 and 1999,
                    the nine months ended October  31, 2000 and 1999
                    and the period February 3, 1999 to October  31, 2000...    6


             Statement of Cash Flows
                 For the nine months ended October 31, 2000 and 1999
                    and the period February 3, 1999 to July 31, 2000.......    7

             Notes to the Financial Statements ............................    8

    ITEM 2.  Management Discussion and Analysis ...........................   11


PART 11      Other information.............................................   12

             Signatures ...................................................   12

             Financial Data Schedule Worksheet ............................   13

                         PART 1 - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Advanced Medical Technologies, Inc. (development stage company) at October 31, 2000 and January 31, 2000 and the statement of operations for the three months ended October 31, 2000 and 1999, the nine months ended October 31, 2000 and 1999 and the period February 3, 1999 (date of inception) to October 31, 2000, the statement of cash flows for the nine months ended October 31, 2000 and 1999, and the period from February 3, 1999 to October 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended October 31, 2000, are not necessarily indicative of the results that can be expected for the year ending January 31, 2001.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                                 BALANCE SHEETS

                      October 31, 2000 and January 31, 2000

--------------------------------------------------------------------------------

                                                                                OCTOBER 31,    Jan. 31
                                                                                   2000          2000
                                                                                   ----          ----
ASSETS

CURRENT ASSETS

     Cash                                                                         $      6    $    661
                                                                                  --------    --------

          Total Current Assets                                                    $      6    $    661
                                                                                  ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable - related parties                                          $     --    $  1,000
      Accounts payable                                                              36,372       4,401
                                                                                  --------    --------

         Total Current Liabilities                                                  36,372       5,401
                                                                                  --------    --------

STOCKHOLDERS' EQUITY

     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 14,197,300 shares issued and outstanding                          14,197      14,197

     Capital in excess of par value                                                 29,488      29,488

     Deficit accumulated during the development stage                              (80,051)    (48,425)
                                                                                  --------    --------

           Total Stockholders' Equity (Deficiency)                                 (36,366)     (4,740)
                                                                                  --------    --------

                                                                                  $      6    $    661
                                                                                  ========    ========


         The accompanying notes are an integral part of these unaudited financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

                 For the three months ended October 31, 2000 and
                   1999, for the nine months ended October 31,
                        2000 and 1999 and for the period
                      February 3, 1999 to October 31, 2000

--------------------------------------------------------------------------------


                                    THREE MONTHS                    NINE MONTHS           FEB. 3, 1999
                              OCTOBER 31,   OCTOBER 31,      OCTOBER 31,     OCTOBER 31,   TO OCTOBER
                                2000           1999             2000            1999        31, 2000
                                ----           ----             ----            ----        --------

REVENUES                     $       --    $        --     $         --    $       --     $         --
                             ----------    ------------    ------------    -----------    ------------

EXPENSES                          5,941           8,806          31,626         39,468          80,051
                             ----------    ------------    ------------    -----------    ------------

NET LOSS                     $   (5,941)   $     (8,806)   $    (31,626)   $   (39,468)   $    (80,051)
                             ==========    ============    ============    ===========    ============



NET LOSS PER COMMON SHARE

     Basic                   $       --    $         --    $        --      $       --
                             ==========    ============    ============    ===========

AVERAGE OUTSTANDING SHARES

     Basic                    14,197,300     14,197,300      14,197,300
                             ===========   ============     ===========



        The accompanying notes are an integral part of these unaudited financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

             For the nine months ended October 31, 2000 and 1999 and
                  for the period from February 3, 1999 (Date of
                         Inception) to October 31, 2000

                      (Unaudited - Prepared by Management)

                                                  FOR THE NINE        FOR THE NINE        FROM INCEPTION
                                                  MONTHS ENDED        MONTHS ENDED              TO
                                                OCTOBER 31, 2000    OCTOBER 31, 1999     OCTOBER 31, 2000
                                                ----------------    ----------------     ----------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                      $(31,626)            $(39,468)            $(80,051)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Increase in accounts payable               31,971                   --               36,372
          Capital contribution - expenses                --                8,100               10,800
                                                   --------             --------             --------

      Net Cash (Deficiency) from Operations             345              (31,368)             (32,879)
                                                   --------             --------             --------
CASH FLOWS FROM INVESTING
      ACTIVITIES:                                        --                   --                   --
                                                   --------             --------             --------
CASH FLOWS FROM FINANCING

          Proceeds from loans - related parties      (1,000)                  --                   --
          Proceeds from issuance of common Stock         --               32,885               32,885
                                                   --------             --------             --------

     Net Increase in Cash                              (655)               1,517                    6

     Cash at Beginning of Period                        661                   --                   --
                                                   --------             --------             --------
     CASH AT END OF PERIOD                         $      6             $  1,517             $      6
                                                   ========             ========             ========


         The accompanying notes are an integral part of these unaudited financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2000

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

         Income Taxes

         On October 31, 2000 the Company had a net operating loss carry forward of $80,051. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2022.

         Earnings (Loss) per Share

         Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2000

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------

On October 23, 2000 Irving Abrams, President and Director of the Company resigned and on the same day Mindy S. Owen resigned as Secretary Treasurer and Director.

On the same date, Michael Fisher, Director of the Company, appointed David Zosiak as a Director and President of the Company.

David Zosiak, 34, graduated from Centennial Senior Secondary School in 1981 and subsequently attended Douglas College where he obtained a marketing management diploma in 1984. Subsequent to graduation he become employed with McDermid St. Lawrence Chisholm Ltd., a brokerage house in Vancouver, Canada where he worked as a sales assistant. From 1991 to 1994 he was employed by Esso Avitat as a driver for fuel trucks and other assorted assignments. In 1994 he was employed by Georgia Pacific - a Vancouver, British Columbia based brokerage house.

Securities as a stockbroker before changing firms and moving to Wolverton Securities in 1995 where he worked with a national and international clientele to achieve their financial portfolio goals. In 1997 he became an investors relations consultant who liaise with shareholders regarding the status of their investments.

The management of the Company agreed to surrender the rights to its website as compensation to Mr. Abrams for resigning from the Company. At this time the directors of the Company are searching for a new project for the Company to develop. No agreements have been entered into nor have the directors identified any project which would be of interest to the Company at this time.

Liquidity and Capital Resources

The Company will need additional working capital to finance whatever project it decides upon in the near future. There is no indication as to exactly how much money this will entail and how the Company will raise such funds.

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


                       ADVANCED MEDICAL TECHNOLOGIES INC.
                                  (Registrant)




December 15, 2000                                /s/  "David A. Zosiak"
                                              -----------------------------
                                                       David A. Zosiak
                                                          Director