Form 10KSB
period 2001-01-31
ADVANCED MEDICAL TECHNOLOGIES INC/CANADA
filed 2001-05-01
CIK 1081188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED) For the fiscal year ended January 31, 2001
                                                  ---------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transaction period from                   to
                                        -------------        ------------------
         Commission File number     0-28571
                                --------------------

                           ADVANCED MEDICAL TECHNOLOGIES INC.
         --------------------------------------------------------------
                           (Exact name of Company as specified in charter)

             Nevada                                          98-0206212
-------------------------------------------         ---------------------------
State or other jurisdiction of incorporation        (I.R.S. Employee I.D. No.)
or organization

735 Saint Albans Drive
Boca Raton, Florida                                           33486
------------------------------------                 --------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code 561-392-7726
                                              --------------
Securities registered pursuant to section 12 (b) of the Act:

Title of each share                    Name of each exchange on which registered
            None                                         None
---------------------------            -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

         None
---------------------------
(Title of Class)

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

State issuer's revenues for its most recent fiscal year:   $    -0-
                                                            ----------

State the aggregate market value of the voting stock held by nonaffiliates of the Company. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at January 31, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be approximately $5,600,000.


   (THE COMPANY INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

                                 Not applicable

                    (APPLICABLE ONLY TO CORPORATE COMPANIES)

As of January 31, 2001, the Company has 14,197,300 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of this Form 10-KSB (eg., Part I, Part II, etc.) into which the documents are incorporated:

         (1)      Any annual report to security holders;

         (2)      Any proxy or other information statement;

         (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities act of 1933.

NONE


                                TABLE OF CONTENTS



PART 1
                                                                                                    Page

ITEM 1.          DESCRIPTION OF BUSINESS                                                               4

ITEM 2.          DESCRIPTION OF PROPERTY                                                               6

ITEM 3.          LEGAL PROCEEDINGS                                                                     6

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS                                   7

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                                                                                                       7

ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                                                                                       7

ITEM 7.          FINANCIAL STATEMENTS                                                                  8

ITEM 8.          CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
                 DISCLOSURE                                                                            8

PART III

ITEM 9.          DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS, AND CONTROL PERSONS,  COMPLIANCE WITH
                 SECTION 16 (a) OF THE EXCHANGE ACT
                                                                                                       8

ITEM 10.         EXECUTIVE COMPENSATION                                                               10

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT                        11

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       12

PART IV

ITEM 13.         EXHIBITS                                                                             13


                                     PART 1

================================================================================
                         ITEM 1. DESCRIPTION OF BUSINESS

================================================================================

The Company has been in business since it's date of incorporation, February 3, 1999.
The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2001 there were 14,197,300 shares outstanding.

Previous Technology of the Company

The Company was previously involved in a multimedia Internet based, interactive communications network providing health care industry manufacturers with access to key case managers representing over 200 managed care companies and health maintenance organizations (HMOs) throughout the United States. This concept was terminated by management during the latter part of the year 2000 and all rights to the Company's previous website (WWW.TXSAVE.COM) were transferred to the Company's former President, Irving Abrams.

New Technology for the Company

Overall Summary

Subsequent to January 31, 2001, the Company has acquired from James J. Reidy an exclusive license to patents relating to technology that produces pure drinking water directly from the air. The Company has also entered into a consulting agreement with Mr. Reidy who will assist the Company in arranging for the manufacture and sale of WaterStar machines that are based on the acquired technology.

In addition, the Company entered into an Agreement with Consultants America Corporation to launch a worldwide franchise program to distribute its WaterStar "Air Moisture to Pure Water Conversion System" globally. This will allow the Company to be engaged in the development, manufacturing and marketing of a scientifically-proven technology that generates an endless supply of quality drinking water from existing moisture in the atmosphere.

In the opinion of management of the Company, Consultants America Corporation, a division of GLOBALXCHANGE CORP., is considered to be the premier franchise development and sales organization in the United States, with an international reputation for assisting companies with rapid growth through franchise sales and development. Mr. William Richey, President and Founder of Consultants America Corporation, has worked with companies as large as CitiCorp with expansion programs and a variety of electronic and appliance businesses. Mr. Richey is Dean of the Franchise Institute and is the author of numerous books and articles covering a wide variety of franchising subjects. He is also the inventor of the WatertStar machines and spent 13 years in research, studies and development at a cost of over half a million dollars.

The WaterStar machines are computer controlled, simple to operate and easy to maintain. Water is produced from the atmosphere by the WaterStar system for an average of approximately eight cents per gallon, which more than competes with existing bottled water retail sales and provides the ultimate consumer advantage that they can actually see that the water is being purified. From the first drop of moisture in, to the last glass of water out, WaterStar maintains an enclosed sterile environment throughout the water treatment process. A computer chip continuously monitors multiple critical operating, filtration and sterilizing functions, including powerful filters, ultra-violet treatments and one-micron activated carbon water filters. The resulting water meets or exceeds the Environmental Protection Agency's (EPA's) drinking water standards and contains no harmful chemicals, bacteria, pesticides, trace metals or chlorine.


To date, four patents have been successfully filed and a further six patents are pending.

The WaterStar system is capable of producing between 2 gallons and 2,200 gallons of pure drinking water per day utilizing a patented ultraviolet purification system. The WaterStar Hydrologic System produces water that is virtually free of detectable levels of chemicals, minerals, and particular matter greater than one-micron in diameter. The Company believes that the system holds huge consumer marketing potential and industrial use worldwide.

Process of Producing Purified Drinking Water

The WaterStar Drinking machine is similar to the average water cooler but comes in various sizes, as more fully disclosed below. The method of extracting the moisture from the air and producing purified drinking water occurs as follows:

Before entering the WaterStar system, air is filtered for large, airborne particulars such as dust, dirt, and other foreign materials. A nonpowered, self-charging filter removes microscopic particles down to 1 micron in size, such as pollen, molds, bacteria laden dust particles, and animal dander, with a peak arrestance of 95.3 percent.

Water enters the WaterStar system through a sterile opening protected by ultraviolet light. This initial ultraviolet exposure sterilizes the incoming water for up to 150 times the time required to kill over 99.99 percent of all bacteria, virus, algae, and other microorganisms that may be present. All WaterStar series models use a disposable 1 micron carbon block water filter to remove microscopic impurities and even chemicals that may contribute to bad taste and odor.

After the water is filtered it receives a second ultraviolet light exposure. This redundant safety feature has a UV exposure three times that rate needed for over 99.99 percent kill of microorganisms.

The final outlet from the WaterStar system into the removable storage container or external tank is also protected by exposure to ultraviolet light and it prevents microorganisms from migrating backward into the WaterStar system.

All critical operating and safety functions are continuously monitored by WaterStar's patent computer. If any function fails, this computer disables the water-making capability of the WaterStar. Indicator lights, or a message, on the control panel clearly inform the user of appropriate action. In addition, the WaterStar computer monitors a unique sensing device that confirms the presence and proper installation of the electrostatic air filter. The unit will not operate otherwise. When the electrostatic air filter becomes dirty and inefficient, the water-making function stops until the filter is cleaned and properly reinstalled. Another sensing device monitored by the computer confirms that the water filter is new and properly positioned. The WaterStar will not operate with a used or expired filter. This safety feature prevents intentional or accidental use of an improper water filter. For example, potential dangers from using an expended water filter are avoided because the water-making function is disabled at appropriate intervals, depending upon the model, by computer until a new filter is installed.

Many ultraviolet treatment systems use quartz sleeves to protect the ultraviolet light from direct contact with water, but quartz can build up a light-blocking film over time that diminishes the effectiveness of the UV sterilizing ability. The WaterStar system uses special thin-walled Teflon tubing or plasma coating to virtually eliminate film buildup and blocked ultraviolet light.

Various Models of the WaterStar Machine

All WaterStar models are designed to operate with simple but versatile controls in either a manual or conditional mode. The control panel includes two master switches. A manual switch allows direct on/off operation on demand. A second switch activates an automatic on/off operation in conjunction with a humidistat and a thermostat. This automatic switch, links to the humidity and temperature settings, which enables the user to limit the periods of machine operation to the most productive hours of each day, thereby minimizing energy costs per gallon of water produced. The WaterStar can be made in virtually any size and the following models are currently available:

WaterStar Series 100

This model operates with Peltier technology (no refrigerants) and is rated to produce 2 gallons per day with a maximum of 5.1 gallons per day. It will be approximately 12" x 12" x 15" and be ideally suited for solar power if desired.

WaterStar Series 180

Water production is rated at 6.75 gallons per day, but will exceed 9.6 gallons per day.

WaterStar Series 600

Water production is rated at 22.3 gallons per day, but will exceed 28.9 gallons per day.

WaterStar Series 950

Water production is rated at 35.5 gallons per day, but will exceed 45.8 gallons per day.

WaterStar Series 1300

Water production is rated at 516 gallons per day, but will exceed 667 gallons per day.

WaterStar Series 2000

Water production is rated at 775 gallons per day, but will exceed 1,000 gallons per day.

Note - the above ratings are based upon ambient conditions of 80 degrees Farenheit and 60 percent relative humidity.

================================================================================

                        ITEM 2. DESCRIPTION OF PROPERTIES

================================================================================

The Company does not own any property at present.

================================================================================

                            ITEM 3. LEGAL PROCEEDINGS

================================================================================
There are no legal proceedings to which the Company is a party or to which it's property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

================================================================================

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

================================================================================

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended January 31, 2001.

                                     PART II
================================================================================
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's common shares were admitted for trading on the NASD OTC Bulletin Board under the symbol of ADMD during the earlier part of the year 2000. Prior to that time, there was no established public market for the Company's shares. As a result there is no available trading information for the period February 3, 1999 (date of inception) to April 30, 2000. The high and low trading prices for each month from the date the share commenced trading on the OTC Bulletin Board, the closing monthly price per share and the monthly volume are set out below:

        MONTH                HIGH PRICE            LOW PRICE          CLOSING PRICE          VOLUME
        -----                ----------            ---------          -------------          ------

May 2000                      $ 1.75              $  0.75              $   0.75                  10,000
June 2000                       0.75                 0.75                  0.75                  10,000
July 2000                       0.75                 0.50                  0.50                       0
August 2000                     0.50                 0.20                  0.20                  50,000
September 2000                  0.20                 0.10                  0.20                  25,000
October 2000                    0.25                 0.10                  0.25                  30,000
November 2000                   1.00                 0.25                  0.50                 500,000
December 2000                   0.50                 0.35                  0.50               1,000,000
January 2001                    1.50                 0.50                  0.50               2,000,000


================================================================================

        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

================================================================================

The Company is embarking on an aggressive product roll-out. Initially targeting the North American residential and commercial markets. Able to produce more than 5 gallons of drinking water every 24 hour cycle, the WaterStar residential model provides consumers with the ability to conveniently and endlessly produce safe drinking water with lifting, transporting and storing water bottles.

Concurrent to its residential launch, a larger volume model is also under development for the commercial market so that restaurants, bars, and hotels can provide customers with consistent high-quality drinking water.

A test market study conducted in the city of San Diego, California by independent market research firm, The Results Company, indicated the market for WaterStar models exceeds one million dollars per year from that city alone.

To assist the Company in fast-tracking penetration in a variety of consumer and industrial markets, the Company has entered into an agreement with Consultants America Corporation, a leading franchise, development, and sales organization in the United States to embark upon a marketing effort for the WaterStar Hydrologic Systems through domestic and international franchising.

Liquidity and Capital Resources

As at January 31, 2001, the Company had no assets, and $41,508 of liabilities. The liabilities of $41,508 consist of amounts accrued for audit, accounting, transfer agent fees, office expenses and advanced from third parties.

The Company has no contractual obligations for either lease premises or employment agreements and has made no commitments to acquire any asset of any nature.

Results of Operations

The Company has not as yet received any revenues from the sale of its WaterStar products.


================================================================================

                          ITEM 7. FINANCIAL STATEMENTS

================================================================================
The financial statements of the Company are included following the signature page to this Form 10-KSB.


================================================================================

             ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

================================================================================

From inception to date, the Company's principal accountant is Andersen, Andersen & Strong, L.C. of Salt Lake City, Utah. The firm's report for the period from inception to January 31, 2001 did not contain any adverse opinion or disclaimer, nor were there any disagreements between management and the Company's accountants.

                                    PART 111

================================================================================

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND
             CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE
                                  EXCHANGE ACT

================================================================================
The following table sets forth as of January 31, 2001, the name, age, and position of the executive officer and sole director, and the term of office of the director of the Company.

                                                                                Term as
                                                                                Director
             Name          Age                      Position Held                Since
             ----          ---                      -------------                -----

   Donald J. Brumlik       62     President, Director and Secretary Treasurer     2001

The director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. As officer, Mr. Brumlik serves for a term of one year and until his successor is elected at the annual general meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding Mr. Brumlik as the sole director and officer of the Company.

Mr. Brumlik received a B.S. degree in Accountancy from the University of Illinois, a Certified Pubic Accounts Certificate and a Juris Doctor degree from De Paul University, College of Law. From 1991 through to 1996 Mr. Brumlik was Executive Vice President and a Director of Rx Medical Services Corp ("RXM") during which time RXM was a public company listed on the American Stock Exchange. Mr. Brumlik negotiated and headed the team that caused the acquisition of over thirty companies engaged in the clinical laboratory and MRI imaging businesses for RXM.

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


               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The Company knows of no director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). The Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

================================================================================

                         ITEM 10. EXECUTIVE COMPENSATION

================================================================================

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal year ended January 31, 2001.

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

================================================================================

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

================================================================================

The following table sets forth as at January 31, 2001, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

                  Name and Address                    Nature              Amount
                   of Beneficial                        of            of Beneficial         Percent
                       Owner                       Ownership (1)        Ownership          of Class
                       ------                      ----------           ----------         --------

           IRVING ABRAMS                            Direct             1,000,000              7.04 %
           24 Lockheed Blvd.
           Toronto, Ontario
           Canada, M9P 2H6

           DAVID ZOSIAK                             Direct             2,000,000             14.09%
           2267 Lorraine Avenue
           Coquitlam, British Columbia
           Canada, V3K 2M8

           DONALD J. BRUMLIK                        Direct                 Nil                0.00%
           735 Saint Albans Drive
           Boca Raton, Florida
           USA, 33486

           CEDE & CO                                Indirect (*)       6,504,373             45.81%
           P.O. Box 20                                           (*)
           Bowling Green Station
           New York, New York, 10004

           GERALD LITTLE                            Direct               858,027              6.04%
           P.O. Box 2017 Station B
           Richmond Hill, Ontario
           Canada, L4B 1A3

           DAVID LUCIUK                             Direct             1,000,000              7.04%
           #13A -63 Roehampton Avenue
           Toronto, Ontario
           Canada, M4P 1R1

            Held by the Director                    Direct                Nil                 0.00%

(1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(*)      Management does not know the beneficial owners of these shares.


================================================================================

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

================================================================================

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

                                     PART IV

================================================================================

                          ITEM 13. EXHIBITS AND REPORTS

================================================================================

(a)  (1)    FINANCIAL STATEMENTS.

The following financial statements are included in this report:

Title of Document                                                                          Page
-----------------                                                                          ----

Report of Andersen, Andersen & Strong, Certified Public Accountants                          15

Balance Sheet as at January 31, 2001                                                         16

Statement of Operations for the years ended to January 31, 2001 and 2000 and
          the period February 3, 1999 (date of inception) to January 31, 2001                17

Statement in Changes in Stockholders' Equity for the period from February 3,
          1999 (date of inception) to January 31, 2001                                       18

Statement of Cash Flows for the years ended January 31, 2001 and 2000 and the
          period February 3, 1999 (date of inception) to January 31, 2001                    19

Notes to the Financial Statements                                                            20

(a)  (2)   FINANCIAL STATEMENT SCHEDULES

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   EXHIBITS

The following exhibits are included as part of this report by reference:

Letter from Andersen, Andersen & Strong dated March 12, 2001                                 22


================================================================================

                                    SIGNATURE

================================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the President and Director on behalf of the Company and in its capacities and on the date indicated:


                                       ADVANCED MEDICAL TECHNOLOGIES INC.



Date:    April 27, 2001                By:    /s/  "Donald J. Brumlik"
                                       -----------------------------------------
                                       Donald J. Brumlik, President and Director


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


Board of Directors
Advanced Medical Technologies Inc.
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Advanced Medical Technologies Inc. (a development stage company) at January 31, 2001, and the statement of operations, stockholders' equity, and cash flows for the year ended January 31, 2001 and 2000 and the period February 3, 1999 (date of inception) to January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Technologies Inc. at January 31, 2001, and the results of operations, and cash flows for the years ended January 31, 2001 and 2000 and the period February 2, 1999 to January 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Salt Lake City, Utah                           /s/  "Andersen Andersen & Strong"
March 12, 2001

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                JANUARY 31, 2001
================================================================================

         ASSETS

         CURRENT ASSETS

            Cash                                                                    $         --
                                                                                       ---------

                     Total Current Assets                                           $         --
                                                                                       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES

             Accounts payable                                                             41,508
                                                                                       ---------

                Total Current Liabilities                                                 41,508
                                                                                       ---------

         STOCKHOLDERS' EQUITY

             Common stock

                 200,000,000 shares authorized, at $0.001 par
                 Value, 14,197,300 shares issued and outstanding                          14,197

             Capital in excess of par value                                               29,488

         Deficit accumulated during the development stage                                (85,193)
                                                                                      ----------

                 Total Stockholders' Deficiency                                          (41,508)
                                                                                      ----------
                                                                                   $          --
                                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000 AND THE
         PERIOD FEBRUARY 3, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2001
================================================================================

                                           Jan 31,          Jan 31,        Feb 3, 1999 to
                                            2001             2000           Jan 31, 2001
                                            ----             ----           -----------

REVENUE                                $       --      $         --         $        --

EXPENSES                                   36,768            48,425         $    85,193
                                          -------          --------              ------

NET LOSS                               $ (36,768)      $   (48,425)         $    85,193
                                         ========         =========              ======

NET LOSS PER COMMON SHARE

    Basic                              $       --       $       --
                                         ========         ========

AVERAGE OUTSTANDING SHARES

    Basic                             14,197,300        13,721,085
                                      ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 5, 1999 (DATE OF INCEPTION)
                               TO JANUARY 31, 2001
================================================================================

                                                                                        Capital in
                                                         Common         Stock           Excess of      Accumulated
                                                         Shares         Amount          Par Value      Deficit
                                                         ------         ------          ---------      -------

BALANCE FEBRUARY 3, 1999 (date of inception)                 --        $    --         $     --       $       --

Issuance of common shares for cash at
    $0.001 - February 14, 1999                        6,000,000          6,000               --               --

Issuance of common shares for cash at
    $0.002 - February 16, 1999                        8,155,000          8,155            8,155               --

Issuance of common shares for cash at
    $0.25 - March 3, 1999                                42,300             42           10,533               --

Capital contributions - expenses                                                         10,800

Net operating loss for the year ended
    January 31, 2000                                          --            --               --          (48,425)
                                                      ----------        ------           ------          -------

BALANCE, JANUARY 31, 2000                             14,197,300        14,197           29,488          (48,425)


Net operating loss for the year ended
    January 31, 2001                                          --            --               --          (36,768)
                                                      ----------        ------           ------          -------

BALANCE, JANUARY 31, 2001                            14,197,300       $ 14,197         $ 29,488      $   (85,193)
                                                     ==========         ======           =======         =======


   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE YEAR ENDED JANUARY 31, 2001 AND 2000 AND THE
         PERIOD FEBRUARY 3, 1999 (DATE OF INCEPTION) TO JANUARY 31, 2001


                                                                               JAN 31,     JAN 31,    FEB 3, 1999 TO
                                                                                2001        2000       JAN 31, 2000
                                                                                ----        ----       ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                                $ (36,768)   $(48,425)  $  (85,193)

     Adjustments to reconcile net loss to net cash provided by operating activities:

          Change in accounts payable                                            36,107       5,401      41,508
          Capital contributions - expenses                                          --      10,800      10,800
                                                                              --------     -------      ------

               Net Decrease in Cash from Operations                               (661)    (32,224)    (32,885)
                                                                              --------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES                                                --          --          --
                                                                              --------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from issuance of common stock                                    --      32,885      32,885
                                                                              --------     -------     -------

     Net Increase in Cash                                                         (661)        661          --

     Cash at Beginning of Period                                                   661          --          --
                                                                              --------     -------     -------

     CASH AT END OF PERIOD                                                   $      --    $    661  $       --
                                                                              ========     =======     =======

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

         Capital contribution - expenses                                     $ 10,800
                                                                               ======

   The accompanying notes are an integral part of these financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------
The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------
On January 31, 2001, the Company had a net operating loss carry forward of $85,193. The tax benefit from the loss carry forward of $25,558 has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the exploration stage and has no operations. The net operating loss will expire in 2022.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown

Comprehensive Income
--------------------
The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholders' equity.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Recent Accounting Pronouncements
--------------------------------
The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Financial Instruments
---------------------
The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions
-------------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.       RELATED PARTY TRANSACTIONS

Related parties have acquired 28% of the common stock issued.

4.       GOING CONCERN

The Company will need working capital to service its debt and for its planned activity.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.