Form 10QSB
period 2001-04-30
ADVANCED MEDICAL TECHNOLOGIES INC/CANADA
filed 2001-06-13
CIK 1081188

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE
     ACT OF 1934

For the quarterly period ended              April 30, 2001
                               ------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------    --------------------

Commission File number              0-28571
                       ------------------------------------------------------


                       ADVANCED MEDICAL TECHNOLOGIES INC.
               ---------------------------------------------------
               (Exact name of registrant as specified in charter)


          Nevada                                                  98-0206212
-------------------------------                              -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

735 St. Albans Drive
Boca Raton, Florida                                                 33486
---------------------------                                   -----------------
(Address of principal executive offices)                         (Zip Code)

                                  561-392-7726
       ------------------------------------------------------------------
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                 Class                       Outstanding as of April 30, 2001
   -----------------------------------       ---------------------------------
        Common Stock, $0.001 per share                   14,197,300

                                      INDEX


                                                                                               Page
PART 1.                                                                                       Number
                                                                                              ------

         ITEM 1.  Financial Statements (unaudited)...........................................    3

                  Balance Sheet..............................................................    4
                    April 30, 2001 and January 31, 2001

                  Statement of Operations
                    For the three months ended April 30, 2001 and 2000,
                        and the period February 3, 1999 to April 30, 2001...................     5


                  Statement of Cash Flows
                    For the three months ended April 30, 2001 and 2000
                        and the period February 3, 1999 to April 30, 2001...................     6

                  Notes to the Financial Statements.........................................     7

         ITEM 2.  Management Discussion and Analysis........................................ 12-14


PART 11           Signatures................................................................    15


                         PART 1 - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The accompanying balance sheet of Advanced Medical Technologies, Inc. (development stage company) at April 30, 2001 and January 31, 2001 and the statements of operations and cash flows for the three months ended April 30, 2001 and 2000, and the period February 3, 1999 (date of inception) to April 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 2001, are not necessarily indicative of the results that can be expected for the year ending January 31, 2002.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                                 BALANCE SHEETS

                       April 30, 2001 and January 31, 2001

                      (Unaudited - Prepared by Management)

==============================================================================================================
                                                                                   APRIL 30,       Jan. 31
                                                                                     2001            2001
                                                                                     ----            ----
   ASSETS

   CURRENT ASSETS

        Cash                                                                   $    19,692    $         --
                                                                                  --------        --------

             Total Current Assets                                                   19,692              --


   LICENSE AGREEMENT - NOTE 3                                                           --              --
                                                                                  --------        --------


             Total Assets                                                      $    19,692    $         --
                                                                                  ========        ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES

         Accounts payable - related parties                                    $     2,241    $         --
         Accounts payable                                                          108,695          41,508
                                                                                  --------        --------
            Total Current Liabilities                                              110,936          41,508
                                                                                  --------        --------

   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 14,197,300 shares issued and outstanding                       14,197          14,197

        Capital in excess of par value                                              29,488          29,488

        Deficit accumulated during the development stage                          (134,929)       (85,193)
                                                                                  ---------       --------

              Total Stockholders' (Deficiency)                                     (91,244)        (41,508)
                                                                                  --------        --------


                                                                               $    19,692    $         --
                                                                                  ========        ========

            The accompanying notes are an integral part of these unaudited financial statements.


                       ADVANCED MEDICAL TECHNOLOGIES INC.
                           (Development Stage Company)

                             STATEMENT OF OPERATIONS

               For the three months ended April 30, 2001 and 2000,
                               and for the period
                       February 3, 1999 to April 30, 2001

                      (Unaudited - Prepared by Management)

==============================================================================================================




                                                            THREE   MONTHS            FEB. 3, 1999
                                                        APRIL 30,      APRIL 30,       TO APRIL 30,
                                                          2001           2000              2001
                                                          ----           ----              ----
REVENUES                                       $             --    $          --     $         --
                                                   ------------      -----------       ----------

EXPENSES                                                 49,736            8,870          134,929
                                                   ------------      -----------       ----------

NET LOSS                                       $        (49,736)   $      (8,870)    $   (134,929)
                                                   ============      ===========       ==========



NET LOSS PER COMMON SHARE

     Basic                                     $             --    $          --
                                                   ============      ===========


AVERAGE OUTSTANDING SHARES

     Basic                                           14,197,300       14,197,300
                                                   ============      ===========

        The accompanying notes are an integral part of these unaudited financial statements.


                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

   For the three months ended April 30, 2001 and 2000 and for the period from February 3, 1999 (Date of Inception) to April 30, 2001

                      (Unaudited - Prepared by Management)

                                                             FOR THE THREE        FOR THE THREE       FROM INCEPTION
                                                              MONTHS ENDED        MONTHS ENDED              TO
                                                               APRIL 30,            APRIL 30,            APRIL 30,
                                                                  2001                2000                 2001
                                                                  ----                ----                 ----
     CASH FLOWS FROM
          OPERATING ACTIVITIES:

          Net loss                                            $   (49,736)      $    (8,870)      $    (134,929)

          Adjustments to reconcile net loss to net cash provided by operating activities:

               Decrease in accounts payable - related
                    parties                                       (17,759)            2,835
                                                                                                          2,241
               Increase in accounts payable                        87,187             6,035             108,695
               Capital contribution - expenses                         --                --              10,800
                                                                ---------         ---------           ---------


           Net Cash (Deficiency) from Operations                   19,692                --             (13,193)
                                                                ---------         ---------           ---------


     CASH FLOWS FROM INVESTING
         ACTIVITIES:                                                   --                --                  --
                                                                ---------         ---------           ---------




     CASH FLOWS FROM FINANCING
          ACTIVITIES:

               Proceeds from issuance of common
                    stock

                                                                       --                --              32,885
                                                                ---------         ---------           ---------

          Net Increase in Cash                                     19,692                --              19,692

          Cash at Beginning of Period
                                                                       --                --                  --
                                                                ---------         ---------           ---------

          CASH AT END OF PERIOD                               $    19,692       $        --       $      19,692
                                                                =========         ---------           =========


          The accompanying notes are an integral part of these unaudited financial statements.


                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2001

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on February 3, 1999 with the authorized common stock of 200,000,000 shares at $0.001 par value.

         The Company was organized for the purpose of establishing a multimedia internet based communications network between the healthcare industry manufacturers and the key case managers in the medical field to advertise and promote the manufacturers' products. The Company has changed its direction whereby it is having produced a licensed system that extracts water from the air and sterilizes it to create potable water - Note 3.

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

         Income Taxes
         ------------

         On April 30, 2001 the Company had a net operating loss carry forward of $134,929. The tax benefit of $40,479 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company is in the development stage and has not started operations. The net operating loss will expire in 2022.

         Earnings (Loss) per Share
         -------------------------

         Earnings (Loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2001

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

3.       PATENT LICENSE AGREEMENT

         On February 14, 2001, a Patent License Agreement, previously entered into between Doyle Capital Management and James J. Reidy on February 13, 2001, was assigned to the Company. Under the terms of the Patent License Agreement, the Company has been granted the worldwide rights to a patented system that extracts water from the air and sterilizes it to create potable water. The License Agreement includes the following patents:

              Patent Number      Application Date          Issue Date
              -------------      ----------------          ----------

              5,106,512          August 16, 1992           April 21, 1992
              5,149,446          January 30, 1991          September 22, 1992
              5,203,989          January 30, 1992          April 20, 1993
              5,366,705          June 8, 1993              November 22, 1994

         These patents are good for 20 years from the date of filing.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2001

                      (Unaudited - Prepared by Management)

3.       PATENT LICENSE AGREEMENT - CONTINUED

         In addition to the above note patents, James Reidy filed 2 provisional patents pending with Patent Cooperation Treaty which includes 109 member nations. He has filed 2 actual patent applications directly with Egypt and another 2 actual patent applications directly with the Gulf Cooperation Council Patent Office which includes Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the United Arab Emirates. All these applications are pending.

         Under the terms of the License Agreement the Company agreed to honour and enforce James Reidy's current promise and commitment to R & W Critical Components, Inc. ("R & W ") to purchase from R & W:

         i. the first 1,000 components for any Water Production/Generation System manufactured using sensing devices for a purchase price of $107.90 each.

         ii.      an additional 114,000 components for $94.30 each.

         iii. after the above two commitments have been met, the Company is free to purchase additional components from a third party provided R & W cannot sell the Company additional components at a price within 10% of that price and timely deliverability offered by a third party.

         iv. After the above commitments have been satisfied by the Company to R & W, R & W agrees to transfer all its designs, specifications, including software, to the Company in order that the Company may search for better pricing from a third party.

         James Reidy shall assist the Company, its assigns or contracted parties, to carry the UL mark of Underwriter's Laboratories, Inc. in addition to carrying marks reflecting international certifications, including C-UL for Canada and CE for the European Union, for its initial WaterStar currently referred to as a 5 gallon a day model, to be completed on or before December 31, 2001. The Company shall incur all direct, indirect, and related costs connected with obtaining the aforesaid certifications.

         James Reidy has agreed to build 15 systems that will extract water from air and deliver these to the Company no later than December 31, 2001. The number of units to be 110V systems and the number of units to be 220V systems will be decided by James Reidy. The Company shall incur all direct, indirect, and related costs connected with the building the 15 systems.

         In consideration for obtaining the license, the Company shall pay James Reidy the following amounts:

         i. a payment of $300,000 shall be paid to James Reidy for the certification and the building of 15 systems as mentioned above.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2001

                      (Unaudited - Prepared by Management)


3.       PATENT LICENSE AGREEMENT - CONTINUED

         ii. an equity payment of common shares in the capital stock of the Company having a value of $2,000,000 subject to SEC Rule 144 which share be paid to James Reidy at the same time as the payment mentioned under (i) above. The value of the shares will be determined on the date of completion of the certification and the building of the 15 units mentioned above, and the number of shares will be determined by dividing $2,000,000 by the average price of all trades completed in the 30 days prior to the aforesaid date of completion.

         iii. the Company shall pay to James Riedy a running Royalty of 7% of all gross sales of all systems which are made or had made, and used, leased, sold, imported or otherwise disposed of by the Company.

         iv. James Reidy shall receive royalties on the gross sales of the system. The royalties shall be computed based on the sales price, less returns, discounts, sales and use taxes, transportation costs, shipping expenses, excise taxes, and other such amounts. The Company shall pay the royalty within 30 days after the end of each quarter ending March 31st, June 30th, September 30th and December 31st .

4.       CONTRACTUAL OBLIGATION

         On February 14, 2001, a Consulting Agreement, previously entered into between Doyle Capital Management and James J. Reidy on February 13, 2001, was assigned to the Company. Under the terms of this Agreement the Company engaged the services of James Reidy, as an independent contractor and not as an employee, to consult on the operations, design, manufacturing and other technologies for the system of extracting water from air and sterilizing it to create potable water.

         The Company agreed to honour and enforce James Reidy's current commitments to R &W as more fully described under Note 3 - Patent Licence Agreement. The compensation due to James Reidy under the terms and conditions of this Agreement that the Company shall pay $10,000 on or before the 12th day of April, 2001, $10,000 on or before the 20th day of April 2001, $10,000 on or before the 20th day of May 2001 and $50,000 on or before the 20th day of June 2001, thereafter the Company shall continue to pay James Reidy $20,000 on or before the 20th day of each and every month until the aggregate cash payments shall equal $1,200,000. In addition to the cash compensation, the Company agreed to compensate James Reidy by transferring to him on or before April 18, 2001 50,000 common shares in the stock of the Company subject to SEC Rule 144. The shares were issued in May 2001.

                       ADVANCED MEDICAL TECHNOLOGIES INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2001

                      (Unaudited - Prepared by Management)


4.       CONTRACTUAL OBLIGATION - CONTINUED

         The two payments required in April amounting to $20,000 were paid by Doyle Capital Management, the original holder of the Consulting Agreement. This amount has been reflected in accounts payable.

5.       GOING CONCERN

         Management is planning to sell a water system that extracts water from the air and sterilize it to create potable water. To be successful in this effort the Company will need additional working capital. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

--------------------------------------------------------------------------------

                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

         ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

         EXCLUSIVE LICENSE TO PATENTS AND WATERSTAR TECHNOLOGY

         On February 14, 2001, the Company was assigned a Patent License Agreement and a Consulting Agreement, which were previously entered into between Doyle Capital Management and James J. Reidy, on February 13, 2001. The terms and conditions of these two Agreements, are more fully described in Notes 3 and 4 to the financial statements as at April 30, 2001.

         The WaterStar machines, are computer controlled, simple to operate and easy to maintain. Water is produced from the atmosphere by the WaterStar system, for an average of approximately eighteen cents per gallon, which more than competes with existing bottled water retail sales prices. It also provides the advantage of avoiding transporting and handling heavy bottles. From the first drop of moisture in, to the last glass of water out, WaterStar maintains an enclosed sterile environment. The computer continuously monitors multiple critical operating, filtration and sterilization functions. These include air filters, ultra-violet bulbs and one-micron carbon block water filters. The resulting water meets or exceeds the Environmental Protection Agency's drinking water standards and contains no harmful chemicals, bacteria, pesticides, trace metals or chlorine.

         First, air is taken into the system through an air filter which removes airborne particles. These include dust, pollen, mold and animal dander. Water is then extracted from the air and within six seconds after collection, it is exposed to an Ultra-violet treatment which eliminates bacteria, viruses, algae and other micro-organisms. The water then flows through a one micron carbon block water filter. This to removes microscopic impurities and chemicals, that may cause the water to have a bad taste or odor.
         After the water, is filtered it receives a second ultraviolet exposure. This redundant safety feature, has an ultraviolet exposure three times more than needed, to eliminate 99.99 percent of micro-organisms.

         The final outlet, from the WaterStar system into the removable storage container or external tank, is also protected by exposure to ultraviolet light. This prevents micro-organisms from migrating backward into the WaterStar system.

         All critical operating and safety functions are continuously monitored by WaterStar's patented computer. If any function fails, the computer disables the water-making capability of the WaterStar. Indicator lights on the control panel clearly inform the user of the appropriate action to be taken. In addition, the WaterStar computer monitors a unique sensing device, that confirms the presence and proper installation of the air filter. These units will not operate if the air filter is not properly installed. If the air filter becomes dirty and inefficient, the water-making function stops until the filter is cleaned

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         and properly reinstalled. Another sensing device monitored by the computer confirms that the water filter is functioning properly.

         FRANCHISE DEVELOPMENT AGREEMENT

         The Company entered into an Agreement with Consultants America Corporation, to prepare to launch a worldwide franchise program. This franchising program will be designed to distribute its WaterStar (Air Moisture to Pure Water Conversion System) globally. This will allow the Company to be engaged in the development, manufacturing and marketing, of a scientifically-proven technology. WaterStar generates an endless supply of quality drinking water from existing moisture in the atmosphere.

         In the opinion of management, Consultants America Corporation, a division of GLOBALXCHANGE CORP., is considered to be one of the premier franchise development and sales organization in the United States. It also has an international reputation for assisting companies with rapid growth through franchise sales and development. Mr. William Richey, President and Founder of Consultants America Corporation, has worked with companies as large as CitiCorp in the development of programs to market a variety of electronic devices and appliances. Mr. Richey is Dean of the Franchise Institute and the author of numerous books and articles, covering a wide range of franchising subjects.

         MASTER FRANCHISE FOR AUSTRALIA AND NEW ZEALAND

         On May 14, 2001, ADMD signed a Master Franchise Agreement with Menzies on Main Pty Ltd, to develop WaterStar franchise offices throughout Australia and New Zealand. Menzies on Main Pty Ltd, will be conducting business under the trade name WaterStar Australia and will market the Company's patented WaterStar Hydrologic System.

         Menzies on Main Pty Ltd, which is controlled by two Australian investment groups (the Ludgates Group and Northward Investments Pty
         Ltd) has been established exclusively to operate and control the Master Franchise. Collectively these groups have access to and control substantial business and accounting firm networks, throughout Australia and New Zealand. They will seek to use these networks and relationships to advance the WaterStar franchise effort within these countries.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         LIMITED CAPITAL RESOURCES
         -------------------------

         The Company has limited working capital at this time and will have to seek outside financing in order to complete its present plan of operation. There is no indication, as to exactly how much money this will entail and how the Company will raise such funds.

         RESULTS OF OPERATIONS
         ---------------------

         The Company has had no operations during this reporting period.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ADVANCED MEDICAL TECHNOLOGIES INC.
                                  (Registrant)




                                           /s/  "Donald J. Brumlik"
                                      ----------------------------------------
                                                Donald J. Brumlik
                                            President and  Director