Form 10QSB
period 2001-07-31
GOLD ENTERTAINMENT GROUP INC
filed 2002-08-01
CIK 1081188

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          (X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2001

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                         Commission File number: 0-28571
                  --------------------------------------------

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
         --------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                          98-0206212
        -----------------                                -----------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

    2805 East Oakland Park Boulevard, PMB 363, Ft. Lauderdale, Florida 33306
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 782-5802
                          ----------------------------
                         (Registrant's telephone number)

                 735 St. Albans Drive, Boca Raton, Florida 33486
      ---------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                       Outstanding as of July 31, 2001
--------                                    -------------------------------
                    Common Stock, $0.001 per share 14,447,300

                                       1

                                      INDEX
                                                                             Page
PART I  - FINANCIAL INFORMATION:

   ITEM 1. FINANCIAL STATEMENTS

           Balance Sheet - July 31, 2001.......................................3

           Statement of Operations for the Six Months and Three
           Months Ended July 31, 2001 and 2000 and for the Period from
           February 3, 1999 (date of inception) to July 31, 2001...............4

           Statement of Cash Flows for the Six Months Ended
           July 31, 2001 and 2000 and for the Period from

PART II  - OTHER INFORMATION:

    ITEM 1. LEGAL PROCEEDINGS.................................................12

    ITEM 2. CHANGES IN SECURITIES.............................................12

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................12

    ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF

                                       2

                          PART I - FINANCIAL STATEMENTS

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AS OF JULY 31, 2001

                                     ASSETS

Current Assets:
     Cash                                                    $           - 0 -
                                                             -           - - -

         Total Assets                                        $           - 0 -
                                                             =================

           LIABILITIES AND STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT)

Current Liabilities:
     Account payable and accrued expenses                         $    130,749
     Accrued consulting fees - related parties                         150,508
                                                                --------------

         Total Liabilities                                             281,257
                                                                --------------

Stockholders' Equity:

     Common Stock 200,000, $.0001 par value,
     14,447,300 shares, issued and outstanding                          14,447

     Additional paid in capital                                         49,738
     Accumulated Deficit during development stage                     (345,442)
                                                                 -------------
         Total Stockholders' Equity (deficit)                         (281,257)
                                                                 -------------
     Total Liabilities and Stockholders' Equity              $           - 0 -
                                                             =================

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                           Three Months                  Six Months                 February 3, 1999
                                                                                 (Date of Inception) to                                                                                        (Date of Inception) to
                  July 31, 2001  July 31, 2000     July 31, 2001  July 31, 2000     July 31, 2001
                  -------------  -------------     -------------  -------------   ------------------

Revenue           $       - 0 -  $        - 0 -   $        - 0 -  $       - 0 -     $         -0-

Expenses                192,245          16,814          260,249         31,626           345,442
                        -------          ------          -------         ------           -------
Income (Loss)     $    (192,245) $      (16,814)  $     (260,249) $     (31,626)    $    (345,442)
                        =======          ======          =======         ======           =======

Net (Loss) per
weighted average
of shares         $      (0.014) $       (0.001)  $       (0.018) $      (0.002)    $      (0.024)
                          -----           -----            -----          -----             -----

Weighted average
of shares            14,197,300      14,197,300       14,197,300     14,197,300        14,197,300
                     ----------      ----------       ----------     ----------        ----------

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 2001 AND 2000
          AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                TO JULY 31, 2001

                               For the           For the
                              six months        six months         February 3, 1999
                             ended July 31,     ended July 31,   (Inception) to July
                                 2001              2000               31, 2001
                             -------------------------------------------------------
Cash Flows from operations:
Net income (loss)          $    (260,249)     $   (25685)       $    (345,442)
                                 -------           -----

Adjustments to Reconcile Net Loss to net
Cash Used for Operating Activities
   Capital contributions costs     - 0 -           - 0 -               10,800
   Common stocks issued for
   services                          500           - 0 -                  500

Changes in Assets and Liabilities:
   Increase in account payable   130,749           7,745              130,749
   Increase in Accrued Expenses
   related parties               109,000           - 0 -              150,508
                                 -------           -----              -------

   Net cash used for operations  (20,000)        (17,940)             (52,885)
                                  ------          ------               ------

Cash flow from financing activities:
   Proceeds from loans -
   related parties                 - 0 -          18,422                - 0 -
   Proceeds from common stock     20,000           - 0 -               52,885
                                  ------           -----               ------

Net increase (decrease) in cash    - 0 -             482                - 0 -

Cash beginning                     - 0 -             661                - 0 -
                                   -----             ---                -----

Cash ending                $       - 0 -     $     1,143    $            - 0 -
                           =============     ===========    ==================

Schedule of Noncash Investing and Financing
Activities:
     Capital contributions                                             10,800
                                                                       ======

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

              Organization and Operations

              The condensed unaudited interim financial statements included herein have been prepared without audit, pursuant to the
              rules and regulations of the Securities  and Exchange Commission.
              The condensed financial statements and notes are presented as permitted on Form 10-SB and do not contain information  included in the Company's annual statements  and notes. Certain  information and footnote  disclosures normally included in financial  statements prepared in accordance with accounting  principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and  regulations, although the Company believes that the  disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction  with the January 31, 2001 audited financial statements  and the  accompanying notes  thereto.
              While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist,  and procedures that will be accomplished by the Company later in the year.

              These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

              Since its inception, the Company generated  working capital pursuant to Regulation D offerings of common stock.

              Basis of Accounting

              The Company's policy is to prepare its  financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected January 31 at its annual year-end.

              Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting  principles requires management to make  estimates and  assumptions  that affect the reported amounts of assets and liabilities,  the  disclosure of contingent assets and liabilities at the date of the financial statements, and the reported  amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Cash and Equivalent

              Cash and cash equivalents include cash and cash in banks. The
              Company maintains cash and cash equivalent balances at a
              financial institution  that is insured by the Federal Deposit
              Insurance Corporation up to $100,000. At July 31, 2001, there is no concentration of credit risk from uninsured bank balances.

              Organization Costs

              The Company has incurred various expenditures in the  formation of its  corporate and organizational structure. In accordance with SOP98-5 these costs will be expenses as incurred.

              Revenue Recognition

              The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers.The Company has not generated revenues since inception

              Development Stage

              The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $345,442.

              Net Earnings (Losses) Per Share

              The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings  (losses) per share is computed by dividing net income
              (loss)  available to common  stockholders by the weighted averaged number of common shares outstanding.

              Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of  additional cfommon shares that would have been outstanding.As of October 31, 2001 there are no
              outstanding stock options or stock warrants that would have affected our computation.

NOTE 2 - INCOME TAX

              In February 1992, the Financial Standards Board issued Statement of
              Financial Accounting Standards No. 109, "Accounting for Income
              Taxes." Under SFAS No.109, deferred  assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JULY 31, 2001 AND 2000

NOTE 2 - INCOME TAX (Continued)

              Deferred assets and  liabilities are  measured using  enacted tax  rates in effect for the year in which temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred  assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

NOTE 3 -      PATENT LICENSE AGREEMENT

              On February 14, 2001 the Company assumed the assignment of an agreement previously entered into with Doyle Capital Management.
              Under the terms of the Patent Licence Agreement, the Company has been granted the worldwide rights to a patented system  that extracts water from the air and created potable water. The
              Agreement provides for various consulting fees to the licensor.

NOTE 4 - RELATED PARTY TRANSACTIONS

              The Company has accrued $150,508 for consulting fees to related parties.

NOTE 5 - SUBSEQUENT EVENTS

              Merger Agreement

              On March  26,  2002,  the Company  entered into a merger agreement with  Gold  Entertainment Group,  Inc. (a Nevada Corporation).
              As part of the agreement,  the Company will divest itself of all its assets, a new Board of Directors will be nominated and "Gold"
              shareholders shall exchange their shares for the shares of Advanced
              Medical Technology, Inc.

              Additionally, "Gold" will cease to exist and  "Advanced"  will be the survivor corporation and will change its name to Gold Entertainment
              Group, Inc.

              The stock for stock exchange will be tax free pursuant to Internal
              Revenue  Code  Section  368(a)(1)(4).  The merger agreement was ratified by the Board of Directors on April 4, 2002.

              Reverse Stock Split

              On March 25, 2002,  the Board of Directors adopted a resolution for a 1 for 25 reverse  split of the  Companys' common shares.
              The reverse stock split will not change the value of the capitalization of the Company.

                See accompanying notes to financial statements.

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               JULY 2001 AND 2000

NOTE 6 -      GOING CONCERN

              As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3,1999 to
              July 2001. There is no guarantee whether the Company will be able to generate enough  revenue  and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

              Management also states that they are confident that they can improve operations and raise the appropriate  funds to grow their underlying business and acquire other businesses.

              The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                See accompanying notes to financial statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF
OPERATIONS

EXCLUSIVE LICENSE TO PATENTS AND WATERSTAR TECHNOLOGY

On February 14, 2001, the Company was assigned a Patent License Agreement and a
Consulting Agreement, which were previously entered into between Doyle Capital
Management and James J. Reidy, on February 13, 2001. The Company intends to utilize the WaterStar system technology in the implementation of its business plan.

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

In the opinion of management, Consultants America Corporation, a division of
GLOBALXCHANGE CORP., is considered to be one of the premier franchise development and sales organizations in the United States. It also has an international reputation for assisting companies with rapid growth through franchise sales and development. Mr. William Richey, President and Founder of
Consultants America Corporation, has worked with several companies in the development of programs to market a variety of electronic devices and appliances. Mr. Richey is Dean of the Franchise Institute and the author of numerous books and articles, covering a wide range of franchising subjects.

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

LIMITED CAPITAL RESOURCES

The Company has limited working capital at this time and will have to seek outside financing in order to implement its present plan of operation. There can be no assurance that the Company will be successful in raising the necessary working capital. There is no indication, as to exactly how much money this will entail and how the Company will raise such funds.

RESULTS OF OPERATIONS

For the quarter ended July 31, 2001, the Company has received no additional working capital and has no revenue from operations. Unless the Company receives an infusion of capital, there can be no assurance that the Company will ever be able to implement its business plan.

                                       3

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None

ITEM 2.   CHANGES IN SECURITIES

         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits - None

         B. Reports on Form 8-K during the quarter ended July 31, 2001

                  None

                                       4

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ADVANCED MEDICAL TECHNOLOGIES INC.

Date: July 31, 2002                              /s/ Donald J. Brumlik
                                                     ---------------------
                                                     Donald J. Brumlik
                                                     President and Director
                                                    (Principal Executive Officer)