Form 10QSB
period 2001-10-31
GOLD ENTERTAINMENT GROUP INC
filed 2002-08-01
CIK 1081188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: October 31, 2001

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ___________

                         Commission File number: 0-28571
                  --------------------------------------------

                       ADVANCED MEDICAL TECHNOLOGIES INC.
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

           Class                           Outstanding as of October 31, 2001
         --------                            -------------------------------
Common Stock, $0.001 per share                          21,047,300

                                       1

                                     INDEX
                                                                            Page
PART I  - FINANCIAL INFORMATION:

    ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheet - October 31, 2001.......................................3

        Statement of Operations for the Nine Months and Three
        Months Ended October 31, 2001 and 2000 and for the
        Period from February 3, 1999 (date of inception) to
        October 31, 2001.......................................................4

        Statement of Cash Flows for the Nine Months Ended
        October 31, 2001 and 2000 and for the Period from

PART II  - OTHER INFORMATION:

    ITEM 1. LEGAL PROCEEDINGS.................................................12

    ITEM 2. CHANGES IN SECURITIES.............................................12

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................12

    ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF

                                       2

                         PART I - FINANCIAL INFORMATION

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF OCTOBER 31, 2001

                                     ASSETS

Current Assets:
     Cash                                                        $     - 0 -
         Total Assets                                            $     - 0 -
                                                                =================

           LIABILITIES AND STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT)

Current Liabilities:
     Account payable and accrued expenses                          $    173,823
     Accrued consulting fees - related parties                          150,508
                                                                   --------------

         Total Liabilities                                              324,331
                                                                   --------------

Stockholders' Equity:

     Common Stock 200,000, $.0001 par value,
     21,047,300 shares, issued and outstanding                           21,047

     Additional paid in capital                                         109,138
     Accumulated Deficit during development stage                      (454,516)
                                                                    -------------
         Total Stockholders' Equity (deficit)                          (324,331)
                                                                    -------------
     Total Liabilities and Stockholders' Equity                  $     - 0 -
                                                                =================

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                     Three Months                    Nine Months             February 3, 1999
                                                                                          (Date of Inception) to
                        October 31,2001 October 31,2000   October 31,2001 October 31,2000   October 31,2001
                        --------------------------------  -------------------------------  ---------------------

Revenue                 $                  - 0 -              $              - 0 -
                        $                  - 0 -              $              - 0 -             $     - 0 -

Expenses                  219,098          5,941                369,323      31.626                 454,516
                        ----------       ----------            ----------  -----------            -------------

Net Income (Loss)       $(219,098)       $(5,941)             $(369,323)   $(31,626)           $   (454,516)
                      =============   =============          ============  ===========           ==============

Net (Loss) per weighted
average of shares      $   (0.010)   $   (0.000)              $  (0.017)   $ (0.002)           $     (0.021)
                       -----------   --------------          -----------   ----------            --------------

Weighted average of
shares                 21,470,300     14,197,300              21,470,300  14,197,300              21,470,300
                      ------------   -------------          ------------- -----------            --------------

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000
          AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                               TO OCTOBER 31, 2001

                                                           For the             For the
                                                          nine months        nine months         February 3, 1999
                                                       ended October 31,   ended October 31,  (Inception) to October
                                                             2001               2000                  31, 2001
                                                      ------------------- ------------------ ------------------------
Cash Flows from operations:
Net income (loss)                                     $    (369,323)        $   (31,626)          $   (454,516)

Adjustments to Reconcile Net Loss to net
Cash Used for Operating Activities
     Common stock issued for services                        16,500              - 0 -                  16,500
     Common stock issued for patent                          50,000              - 0 -                  50,000
     Capital contributions costs                             - 0 -               - 0 -                  10,800

Changes in Assets and Liabilities:
     Increase in account payable                            173,823              31,971                173,823
     Increase in Accrued Expenses related parties           109,000              - 0 -                 150,508
                                                           ---------           ---------              ---------

         Net cash used for operations                       (20,000)                345                (52,885)
                                                          -----------          -----------           -----------

Cash flow from financing activities:
     Proceeds from common stock                               20,000             (1,000)                52,885
                                                           -----------        -----------            ------------

Net increase (decrease) in cash                               - 0 -                (655)                 - 0 -

Cash beginning                                                - 0 -                 661                  - 0 -
                                                          --------------      -------------          ------------

Cash ending                                              $    - 0 -          $        6             $    - 0 -
                                                           =============      ==============       ===============

Schedule of Noncash Investing and Financing
Activities:
     Capital contributions                                                                              10,800
                                                                                                   ===============

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Equivalent

Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 2001,
there is no concentration of credit risk from uninsured bank balances.

Organization Costs

The Company has incurred various expenditures in the formation of its corporate and organizational structure. In accordance with SOP98-5 these costs will be expenses as incurred.

Revenue Recognition

The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers. The Company has not generated revenues since inception

Development Stage

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is
$454,516.

Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS
No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding.

Diluted earnings (losses) per share is computed similar to basic earnings
(losses) per share except that the denominator is increased to include the number of additional cfommon shares that would have been outstanding. As of
October 31, 2001 there are no outstanding stock options or stock warrants that would have affected our computation.

NOTE 2 - INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS No. 109,
deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

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

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 2001 AND 2000

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3,1999 to October 2001. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

                             RESULTS OF OPERATIONS

For the quarter ended October 31, 2001, the Company has received no additional working capital and has no revenue from operations. Unless the Company receives an infusion of capital, there can be no assurance that the Company will ever be able to implement its business plan.

                                       3

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None

ITEM 2.   CHANGES IN SECURITIES

         On August 30, 2001, the Company issued 1,600,000 shares of common stock as compensation to officers of the Company and to a consultant for services rendered.  These services were valued at $16,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits - None

         B. Reports on Form 8-K during the quarter ended October 31, 2001

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