Form 10KSB
period 2002-01-31
GOLD ENTERTAINMENT GROUP INC
filed 2002-08-01
CIK 1081188

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934
                                   For the fiscal year ended: January 31, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                                   For the transition period from ________ to ________

                         Commission File Number 0-29581

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
           ----------------------------------------------------------
               (Exact name of registrant as specified in charter)

                  NEVADA                                   98-0206212
          --------------------------                     -----------------
          (State or other jurisdiction of                   (IRS Employer
          incorporation or organization)                Identification Number)

    2805 East Oakland Park Boulevard, PMB 363, Ft. Lauderdale, Florida   33306
    ------------------------------------------------------------------- ---------
         (Address of principal executive offices)                        (Zip Code)

                 735 St. Albans Drive, Boca Raton, Florida 33486
        ----------------------------------------------------------------
                                (Former address)

                     Issuer's telephone number: 954-782-5802

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   None

Check whether the Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such  reports), and (2)
has been subject to filing requirements for the past 90 days.        Yes [X]  No [  ]

Check if no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III  of this Form
10-KSB or any amendment to this Form 10-KSB.                                     [  ]

The Company's revenues for fiscal year 2002 were $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the p rice at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
12b-2 of the Exchange Act.): $0 based on the closing price of $0 as of January
31, 2002.* As of January 31, 2002, the Company had a total of 21,047,300 shares of common stock outstanding.

*Affiliates, for the purpose of this item, refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:   None

         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................5

PART III.......................................................................6

         Item 9.   Directors, Executive Officers, Promoters and Control
                   Persons: Compliance with Section 16(a) of the Exchange Act..6
         Item 10.  Executive Compensation......................................7
         Item 11.  Security Ownership of Certain Beneficial Owners and

                                       i

                                  SPECIAL NOTE
                           FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS REPORT, INCLUDING, WITHOUT LIMITATION,
STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND WORDS
OF SIMILAR IMPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING
STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES.

THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN
THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THE
SUCCESS AND SUBSEQUENT ACCEPTANCE OF NEW MEDICAL RESEARCH AND DEVELOPMENT; THE
REGULATORY FRAMEWORK OF THE HEALTH CARE INDUSTRY; THE COMPANY'S ABILITY TO
CREATE, SUSTAIN, MANAGE OR FORECAST ITS GROWTH; ITS ABILITY TO ATTRACT AND
RETAIN KEY PERSONNEL; ITS ABILITY TO PROTECT TECHNOLOGY; CHANGES IN ITS BUSINESS
STRATEGY OR DEVELOPMENT PLANS; COMPETITION; DEMOGRAPHIC CHANGES; BUSINESS
DISRUPTIONS; ADVERSE PUBLICITY; AND INTERNATIONAL, NATIONAL AND LOCAL GENERAL
ECONOMIC AND MARKET CONDITIONS.

                                       ii

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

The Company has been in business since it's date of incorporation, February 3,
1999. The Company's articles of incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at January 31, 2002 there were 21,047,300 shares outstanding.

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

NEW TECHNOLOGY FOR THE COMPANY

Overall Summary

The Company previously acquired from James J. Reidy an exclusive license to patents relating to technology that produces pure drinking water directly from the air. The Company also entered into a consulting agreement with Mr. Reidy to assist the Company in arranging for the manufacture and sale of WaterStar machines that are based on the acquired technology. Although the Company has not generated any revenues to date, the following sets forth a description of the
Company's intended business plan.

The Company entered into an Agreement with Consultants America Corporation to launch a worldwide franchise program to distribute its WaterStar "Air Moisture to Pure Water Conversion System" globally. This was intended to allow the
Company to be engaged in the development, manufacturing and marketing of a scientifically-proven technology and to generate an endless supply of quality drinking water from existing moisture in the atmosphere.

In the opinion of management of the Company, Consultants America Corporation, a
division of GLOBALXCHANGE CORP., was considered to be the premier franchise development and sales organization in the United States, with an international reputation for assisting companies with rapid growth through franchise sales and development. Mr. William Richey, President and Founder of Consultants America
Corporation, has worked with companies as large as CitiCorp with expansion programs and a variety of electronic and appliance businesses. Mr. Richey is
Dean of the Franchise Institute and is the author of numerous books and articles covering a wide variety of franchising subjects. He is also the inventor of the
WatertStar machines and spent 13 years in research, studies and development at a cost of over half a million dollars.

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

WaterStar Series 2000

Water production is rated at 775 gallons per day, but will exceed 1,000 gallons per day.

Note - the above ratings are based upon ambient conditions of 80 degrees
Fahrenheit and 60 percent relative humidity.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any property at present.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which it's property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended January 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares were admitted for trading on the NASD OTC Bulletin
Board under the symbol of ADMD during the earlier part of the year 2000. Prior to that time, there was no established public market for the Company's shares.

As a result there is no available trading information for the period February 3,
1999 (date of inception) to April 30, 2000. In addition, there is virtually no material price information available for January 31, 2002 based upon no Company activity. The high and low trading prices for each month from the date the share commenced trading on the OTC Bulletin Board, the closing monthly price per share and the monthly volume are set out below:

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company had intended to embark on an aggressive product roll-out, however, has not received proper capital to attempt its plan. Able to produce more than 5 gallons of drinking water every 24 hour cycle, the WaterStar residential model provides consumers with the ability to conveniently and endlessly produce safe drinking water with lifting, transporting and storing water bottles.

Concurrent to its proposed residential launch, a larger volume model was also under development for the commercial market so that restaurants, bars, and hotels can provide customers with consistent high-quality drinking water.

A test market study conducted in the city of San Diego, California by independent market research firm, The Results Company, indicated the market for
WaterStar models exceeds one million dollars per year from that city alone.

To assist the Company in fast-tracking penetration in a variety of consumer and industrial markets, the Company entered into an agreement with Consultants
America Corporation, a leading franchise, development, and sales organization in the United States to embark upon a marketing effort for the WaterStar Hydrologic
Systems through domestic and international franchising.

LIQUIDITY AND CAPITAL RESOURCES

As at January 31, 2002, the Company had no assets, and $422,478 of liabilities.
The liabilities of $422,478 consist of amounts accrued for audit, accounting, transfer agent fees, office expenses and advances from third parties.

The Company has no contractual obligations for either lease premises or employment agreements and has made no commitments to acquire any asset of any nature. Without receipt of investment capital, the Company will not be able to continue its contemplated business plan.

RESULTS OF OPERATIONS

The Company has not received any revenues from the sale of its WaterStar products.

ITEM 7.  FINANCIAL STATEMENTS

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth as of January 31, 2002, the name, age, and position of the executive officer and sole director, and the term of office of the director of the Company.

                                                                                        Term as
         Name              Age      Position Held                                       Director Since

     Donald J. Brumlik      63      President, Director and Secretary Treasurer         2001

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company knows of no director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to
Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). The Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the
Company during the fiscal year ended January 31, 2002.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as at January 31, 2002, the name and address and the number of shares of the Company's common stock, with a par value of $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address           Nature                   Amount
  of Beneficial             of                     of Beneficial          Percent
      Owner              Ownership (1)               Ownership           of Class

IRVING ABRAMS              Direct                    1,000,000            4.75%
24 Lockheed Blvd.
Toronto, Ontario
Canada, M9P 2H6

DAVID ZOSIAK               Direct                    2,000,000             9.50%
2267 Lorraine Avenue
Coquitlam, British Columbia
Canada, V3K 2M8

DONALD J. BRUMLIK          Direct                      750,000             3.56%
735 Saint Albans Drive
Boca Raton, Florida
USA, 33486

CEDE & CO                  Indirect (*)              6,504,373            30.90%
P.O. Box 20
Bowling Green Station
New York, New York, 10004

JAMES J. REIDY             Direct and Indirect(*)    5,050,000            23.99%
1260 Main Street
Holden, MA 01520-1020

Held by the Director       Direct                            0             0.00%

(1)      All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(*)      Management does not know the beneficial owners of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:    None

         (b)      Reports on Form 8-K: The Company did not file any Current
                  Reports on Form 8-K during the fiscal year ended December 31,
                  2001

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2002                                  ADVANCED MEDICAL TECHNOLOGIES, INC.

                                                 By: /s/ Donald J. Brumlik
                                                     ---------------------------------------
                                                         Donald J. Brumlik, Chairman of the
                                                         Board and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: July 31, 2002                              By: /s/ Donald J. Brumlik
                                                     ----------------------------------------
                                                         Donald J. Brumlik, President
                                                         (Principal Executive Officer and
                                                         Principal Financial and Accounting Officer)

                        ADVANCED MEDICAL TECHNOLOGY, INC.

                              FINANCIAL STATEMENTS

                                JANUARY 31, 2002

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071
                                 (954) 752-1712

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Advanced Medical Technology, Inc.
Pompano Beach, Florida

We have audited the accompanying balance sheet of Advanced Medical Technology,
Inc. as of January 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended January 31, 2002 and
2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly in all material respects the financial position of Gold Entertainment Group, Inc., as of January 31, 2002
and the results of its operations and cash flows from the years ended January
31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 6, the Company is experiencing difficulty in generating sufficient cash flow to meet its necessary capital requirements and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coral Springs, Florida
June 7, 2002

                         GOLD ENTERTAINMENT GROUP, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                JANUARY 31, 2002

                                     ASSETS

Current Assets:
     Cash                                               $      394
                                                        ----------

         Total Assets                                   $      394
                                                        ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT)

Current Liabilities:
     Account payable                                    $     - 0 -
                                                        ----------

         Total Liabilities

Stockholders' Equity:

     Common Stock, $.0001 par value, authorized 21,047,300
         shares, issued and outstanding                    21,047
     Additional paid in capital                           109,138
     Accumulated Deficit during development stage        (552,663)
                                                        ----------
         Total Stockholders' Equity (deficit)            (422,478)
                                                        ----------
     Total Liabilities and Stockholders' Equity         $     - 0 -
                                                        ==========

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                      YEARS ENDED JANUARY 31, 2002 AND 2001
                  AND THE ACCUMULATED DEVELOPMENT STAGE PERIOD
           COMMENCING FEBRUARY 3, 1999 (INCEPTION) TO JANUARY 31, 2002

                                                                                            February 3, 1999
                                                                                            (Inception) to
                                                       2002                  2001           January 31, 2001
                                                -------------------    ------------------    ----------------

Revenue                                          $      - 0 -           $       - 0 -         $     - 0 -

Expenses                                            467,470                  36,768             552,663
                                                -------------------    ------------------    ----------------

Net Income (Loss)                                $ (467,470)            $   (36,768)         $ (552,663)
                                                ===================    ==================    ================

Net (Loss) per weighted average of shares        $   (0.022)            $    (0.003)         $   (0.026)
                                                -------------------    ------------------    ----------------

Weighted average of shares                       21,471,300              14,197,300          21,470,300
                                                -------------------    ------------------    ----------------

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                      YEARS ENDED JANUARY 31, 2002 and 2001
                  AND THE ACCUMULATED DEVELOPMENT STAGE PERIOD
                     COMMENCING FEBRUARY 3, 1999 (INCEPTION)
                               TO JANUARY 31, 2002

                                                                                                           February 3, 1999
                                                                                                            (Inception) to
                                                                2002                  2001                 January 31, 2002
                                                           ----------------------------------------------------------------

Cash Flows from operations:
Net income (loss)                                              $(467,470)          $   (36,768)           $       (552,663)

Adjustments to Reconcile Net Loss to net
Cash Used for Operating Activities
     Common stock issued for services                             16,000                 - 0 -                     16,000
     Common stock issued for patent and
         consulting fees                                          50,500                 - 0 -                     50,500
     Capital contributions cost                                    - 0 -                 - 0 -                     10,800

Changes in Assets and Liabilities:
     Increase in account payable                                 336,646                36,107                     336,646
     Accrued consulting related parties                           44,432                 - 0 -                      85,832
                                                             -----------       ---------------         -------------------

         Net cash used for operations                            (20,000)                 (661)                    (52,885)
                                                             -----------         -------------          ------------------

Cash flow from financing activities:
     Proceeds from common stock                                   20,000                 - 0 -                      52,885
                                                             -----------        --------------           -----------------

Net increase (decrease) in cash                                    - 0 -                  (661)                      - 0 -

Cash beginning                                                     - 0 -                   661                       - 0 -
                                                          --------------         -------------         -------------------

Cash ending                                                    $   - 0 -           $     - 0 -            $          - 0 -
                                                          ==============         =============         ===================

Schedule of Noncash Investing and Financing
Activities:
     Capital contributions                                                              10,800
                                                                                   ===========

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       PERIOD COMMENCING FEBRUARY 3, 1999 (INCEPTION) TO JANUARY 31, 2002

                                                                                                   Accumulated
                                                                                     Additional   Deficit During         Total
                                                                      Common         Paid - In     Development        Stockholders'
                                                        Shares      Stock Amount      Capital         Stage         Equity (Deficit)
                                                     ---------------------------    ------------  ---------------- -----------------

Beginning balance February 3, 1999 (Inception)           - 0 -       $   - 0 -       $   - 0 -      $    - 0 -      $    - 0 -

Issuance of common stock for cash at $0.001 -
     February 14, 1999                               6,000,000           6,000           - 0 -           - 0 -           6,000

Issuance of common stock for cash at $0.002 -
     February 16, 1999                               8,155,000           8,155           8,155           - 0 -          16,310

Issuance of common stock for cash at $.025 -
     March 3, 1999                                      42,300              42          10,533           - 0 -          10,575

Capital contributions                                    - 0 -            - 0 -         10,800           - 0 -          10,800

Net loss - January 31, 2001                              - 0 -            - 0 -          - 0 -         (85,193)        (85,193)
                                                     ---------------------------    ------------  ---------------- -----------------

Balance - January 31, 2001                          14,197,300          14,197          29,488         (85,193)        (41,508)

Issuance of common stock for Patent rights and
     consulting at $0.001 - May 3, 2001                 50,000              50             450           - 0 -             500

Issuance of common stock for cash at $0.001 -
     July 5, 2001                                      200,000             200          19,800           - 0 -          20,000

Issuance of commons stock for Patent rights and
     consulting at $0.001 - August 30, 2001          5,000,000           5,000          45,000           - 0 -          50,000

Issuance of common stock for services at $0.01 -
     August 30, 2001                                 1,600,000           1,600          14,400           - 0 -          16,000

Net loss - January 31, 2002                              - 0 -           - 0 -           - 0 -        (467,470)       (467,470)
                                                      --------------------------    -------------  ----------------- ---------------

Balance - January 31, 2002                          24,047,300       $  21,047      $  109,138      $ (552,663)      $(422,478)
                                                      ==========================    =============  ================= ===============

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

              Organization and Operations

              The Company was incorporated under the laws of the State of Nevada on February 3, 1999 with authorized common stock of 200,000,000 shares at $0.001 par value.

              The Company was organized formerly for the purpose of establishing a multimedia internet bases communication network between the healthcare industry manufacturers and the key base managers in the medical field to advertise and promote the manufacturers products.

              On April 4, 2002, pursuant to the "Stock Exchange and Merger
              Agreement" the Company consummated a "reverse acquisition" and changed its name to Gold Entertainment Group, Inc.

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

              Cash and Equivalent

              Cash and cash equivalents include cash and cash in banks. The
              Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance
              Corporation up to $100,000. At January 31, 2002, there is no concentration of credit risk from uninsured bank balances.

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

              Development Stage

              The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $552,663.

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

              Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of January 31, 2002 there are no outstanding stock options or stock warrants that would have affected our computation.

              Comprehensive Income

              The Company adopted SFAS No. 130 for Accounting for Comprehensive
              Income".  For the year ended January 31, 2002, this SFAS has no impact on the stockholders' equity.

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
                            JANUARY 31, 2002 AND 2001

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

              The Company has a net operating loss carry forward of $552,663 which is offset by a $552,663  valuation  allowance due to the uncertainty surrounding the ultimate realization of these assets.
              The loss carryforward expires in 15 years.

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

              On approximately March 26, 2002 the Company due to its inability to generate sufficient working capital to manufacture the patented devices and its arrearage of consulting fees due to the licensor, the Patent License Agreement was terminated.

NOTE 4 - RELATED PARTY TRANSACTIONS

              The Company has accrued $85,833 for consulting fees to its
              CEO/President for the year ended January 31, 2002.

              The Company issued 5,050,000 shares of restricted common stock to the Licensor of its Patent License. The Company incurred
              approximately $109,000 of consulting fees under this License
              Agreement.

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

              Additionally, "Gold" will cease to exist and "Advanced"  ill be the survivor corporation and will change its name to Gold
              Entertainment Group, Inc.

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            JANUARY 31, 2002 AND 2001

NOTE 5 - SUBSEQUENT EVENTS (Continued)

              Merger Agreement (Continued)

              The stock for stock exchange  will be tax free pursuant to  Internal
              Revenue Code Section 368(a)(1)(4). The merger agreement was ratified by the Board of Directors on April 4, 2002.

              Reverse Stock Split

              Prior to the reverse split on March 25, 2002, eight million shares of common stock were issued to the President of the Company in exchange for the cancellation of indebtedness for accrued
              compensation.

              On March 25, 2002, the Board of Directors adopted a resolution for
              a 1 for 25 reverse split of the Companys' common shares.  The reverse stock split will not change the value of the
              capitalization of the Company.

NOTE 6 - GOING CONCERN

              As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 8, 1999 to
              January 31, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

              Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses.

              The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

