Form 10QSB
period 2002-04-30
GOLD ENTERTAINMENT GROUP INC
filed 2002-08-01
CIK 1081188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: April 30, 2002

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ___________

                         Commission File number: 0-28571
                  --------------------------------------------

                         GOLD ENTERTAINMENT GROUP, INC.
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

                       Advanced Medical Technologies, Inc.
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

      Class                                   Outstanding as of April 30, 2002
      -----                                   --------------------------------
                    Common Stock, $0.001 per share 11,864,867

                                       1

                                      INDEX
                                                                             Page
PART I  - FINANCIAL INFORMATION:

     ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheet - April 30, 2002......................................3

           Statement of Operations for the Three Months Ended
           April 30, 2002 and 2000 and for the Period from
           February 3, 1999 (date of inception) to April 30, 2002..............4

           Statements of Cash Flows for the Three Months Ended
           April 30, 2002 and 2001 and for the Period from

PART II  - OTHER INFORMATION:

     ITEM 1. LEGAL PROCEEDINGS................................................12

     ITEM 2. CHANGES IN SECURITIES............................................12

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................12

     ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF

                                       2

                         PART I - FINANCIAL INFORMATION

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 APRIL 30, 2002

                                     ASSETS

Current Assets:
     Cash                                                      $  1,829
                                                               --------

         Total Assets                                          $  1,829
                                                            ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Account payable and accrued expenses                     $ 124,599
     Accrued consulting fees - related parties                  194,832
                                                             --------------

         Total Liabilities                                      319,431
                                                             --------------

Stockholders' Equity:

     Common Stock $.001 par value, 200,000,000 authorized;
     11,864,867 shares issued and outstanding                 $  11,865
     Additional paid in capital                                 249,979
     Accumulated Deficit during development stage              (579,446)
                                                              -------------
         Total Stockholders' Equity (deficiency)               (329,467)
                                                              -------------

     Total Liabilities and Stockholders' Equity                $  1,829
                                                             ===============

                 See accompanying notes to financial statements

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                       Three Months          Feb 3,1999(Inception)

                     April 30,2002    April 30,2001    to   April 30,2002
                     --------------   -------------         -------------
Revenue                $  - 0 -        $  - 0 -               $  - 0 -

Expenses                 26,783          49,736                579,446

Net income (loss)
before provision
for income taxes      $ (26,783)      $ (49,736)            $ (579,446)

Provisions for income
taxes                     - 0 -           - 0 -                  - 0 -

Net income (loss)     $ (26,783)      $ (49,736)            $ (579,446)

Net (Loss) per
weighted average
of shares             $   (.006)      $   (.088)            $    (.633)

Weighted average
of shares             4,346,037         567,892                915,549

                 See accompanying notes to financial statements

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2002 AND 2001
          AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                TO APRIL 30, 2002

                               For the            For the
                            ended April 30,   ended April 30,   (Inception) to April
                                2002               2001                30, 2002
                            --------------    --------------    --------------------

Cash Flows from operations:
Net income (loss)             $ (26,783)        $ (49,736)          $ (579,446)

Adjustments to Reconcile Net Loss to net
Cash Used for Operating Activities
     Capital contributions
     costs                        - 0 -              - 0 -              10,800
     Common stock issued
     for services                 - 0 -              - 0 -              16,000
     Common stock issued
     for patent and consulting
         fees                     - 0 -              - 0 -              50,500

Changes in Assets and Liabilities:
     Increase in account
     payable                    103,047             67,187             124,599
     Increase in accrued
     expenses - related
     parties                      - 0 -             (2,241)            194,832

         Net cash used
        for operations         (129,830)            19,692            (182,715)

Cash flow from
financing activities:
     Proceeds from
     common stock              (131,659)             - 0 -             184,544

Net increase (decrease)
in cash                           1,829             19,692               1,829

Cash  -  beginning                - 0 -              - 0 -               - 0 -

Cash  -  ending                $  1,829          $  19,692            $  1,829

Schedule of Noncash
Investing and Financing
Activities:
     Capital contributions                                              10,800
                                                               =================

                 See accompanying notes to financial statements

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
              Organization and Operations

              The Company was  incorporated  under the laws of the State of Nevada on February 3, 1999 with authorized  common stock of 200,000,000 shares at $0.001 par value.

              The Company was organized  formerly for the purpose of  establishing a multimedia  internet bases  communication  network between the healthcare industry  manufacturers and the key bas managers in the medical field to advertise and promote the manufacturers products.

              As of March 26, 2002, the Company, as a result of its abandonment of its patent rights and termination of its previous consulting agreements, will not pursue its previous business plan involving multimedia internet bases. The company intends to engage in the business of providing pre-paid internet access cards to be marketed through retail locations.

              On March 26, 2002, pursuant to the "Stock Exchange and Merger Agreement"
              the Company consummated a "reverse  acquisition" and changed its name to Gold Entertainment Group, Inc.

              Basis of Accounting

              The Company's  policy is to prepare its  financial  statements using the accrual basis of accounting in accordance  with generally accepted accounting principles.  The Company has elected January 31 at its annual year-end.

              Interim Financial Information

              The condensed unaudited interim financial  statements  included herein have been prepared without audit,  pursuant to the rules and regulations  of the  Securities  and Exchange  Commission.  The
              condensed  financial  statements and notes are presented as permitted on Form 10-SB and do not contain  information  included in the
              Company's  annual  statements  and notes.  Certain  information and footnote  disclosures  normally included in financial  statements prepared in accordance with accounting  principles  generally accepted in the United States of America have been condensed or omitted  pursuant to such rules and  regulation,  although the
              Company  believes that the  disclosures are adequate to make the information presented not  misleading.  It is suggested that these condensed  financial  statements be read in conjunction  with the
              January 31, 2002  audited  financial  statements  and the  accompanying notes  thereto.  While  management  believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respect  dependent upon the facts that will exist,  and procedures that will be accomplished by the Company later in the year.

              These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management,  are necessary to present fairly the  consolidated operations and cash flows for the periods presented.

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
              The Company has not generated revenues since inception

              Development Stage

              The Company is in its  development  stage.  The  Company  since inception  has not  commenced  its  operations,  nor has generated sufficient working capital to pursue its business  objectives.  The accumulated deficit during its development stage is $579,446.

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

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Diluted earnings  (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional  common shares that would have been  outstanding.  As of April 30, 2002, there are no outstanding stock options or stock warrants that would have affected our computation.

NOTE 2 - INCOME TAX

              In February 1992, the Financial Standards Board issued Statement of
              Financial  Accounting  Standards No. 109, "Accounting for Income Taxes.
              " Under SFAS No. 109,  deferred  assets and  liabilities  are recognized  for the estimated  future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

              The Company has  accrued  $194,832  for  consulting  fees to related parties.  The  Company has  informally  assumed the obligation  for monthly  lease  payments for its office  faculty from a related  party.
              The rent  payments for the three months ended April 30, 2002 is
              $ 2,067.

NOTE 4 - MERGERS AND ACQUISITIONS

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

              The stock for stock  exchange  will be a tax free  transaction pursuant to Internal  Revenue Code Section  368(a)(1)(4). The
              merger agreement was ratified by the Board of Directors on April
              4, 2002.

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 2002

NOTE 5 -  CAPITAL TRANSACTIONS

              Reverse Stock Split

              On March 25, 2002,  the Board of Directors  adopted a resolution for a 1 for 25 reverse split of the  Company's'  common shares.
              The reverse stock split will not change the par value of the
              Company.

              Common stock to be issued pursuant to Merger Agreement dated March
              26, 2002

              The Company has approved the issuance of 118,648 shares of restricted common stock to former stockholders.

              The Company has approved the issuance of  11,034,327 shares of restricted common stock to  the former stockholders of Gold
              Entertainment Group, Inc. ( the private company ).

NOTE 6 -  GOING CONCERN

              As shown in the accompanying  financial  statements,  the Company incurred substantial net losses for the period February 3, 1999 to
              April 30,  2002.  There is no  guarantee  whether the Company will be able to generate  enough  revenue  and/or raise capital to support those  operations.  This raises  substantial  doubt about the Company's ability to continue as a going concern.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
            RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Effective April 5, 2002, a Stock Exchange and Merger Agreement was entered into between Gold Entertainment Group, Inc. and Advanced Medical Technologies, Inc.,
and was filed with the Nevada Secretary of State. Advanced Medical Technologies,
Inc., has amended its name to Gold Entertainment Group, Inc.

Gold Entertainment Group, Inc. is in the final development stage of its telecommunications products. As a result, there are no revenues at this time. It is anticipated that the initial products will be released during the month of
August, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operations are currently funded by capital contributions from its directors. We are actively seeking investment capital from a variety of sources. It is anticipated that no significant investment will be realized until the stock is actively traded.

The Company intends to engage in the business of providing pre-paid Internet access cards to be marketed through retail locations. The Company further intends to establish a network of distributors to market a variety of the
Company's pre-paid Internet access cards through their existing channels. To accomplish this, the Company intends to build on existing relationships with potential distributors and to focus on strategic partnerships for distribution, marketing and billing systems.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None

ITEM 2.   CHANGES IN SECURITIES

         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits - None

         B. Reports on Form 8-K during the quarter ended April 30, 2002

                   (1)     Form 8-K filed on April 17, 2002:

                           Item 1. Changes in Control of Registrant
                           Item 6.  Resignations of Registrant's Directors

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GOLD ENTERTAINMENT GROUP, INC.

Date: July 31, 2002                            /s/   Hamon Francis Fytton
                                                     ---------------------
                                                     Hamon Francis Fytton
                                                     President and Director
                                                     (Principal Executive Officer)