Form 10QSB/A
period 2001-07-31
GOLD ENTERTAINMENT GROUP INC
filed 2002-08-13
CIK 1081188

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

    ITEM 1. LEGAL PROCEEDINGS.................................................12

    ITEM 2. CHANGES IN SECURITIES.............................................12

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................12

    ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF

                                       2

                          PART I - FINANCIAL STATEMENTS

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               AS OF JULY 31, 2001

                                     ASSETS
                                                        July 31,      January 31,
                                                         2000            2001
                                                      (unaudited)     (audited)
                                                      -------------  ------------

Current Assets:
     Cash                                             $    - 0 -     $   -0-
                                                      -    - - -

         Total Assets                                 $    - 0 -     $   -0-
                                                    =============   =============

           LIABILITIES AND STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT)

Current Liabilities:
     Account payable and accrued expenses            $    130,749   $  41,508
     Accrued consulting fees - related parties            150,508        -0-
                                                     --------------  ------------

         Total Liabilities                                281,257   $  41,508
                                                     --------------  ------------

Stockholders' Equity:

     Common Stock 200,000,000, $.001 par value,
     14,447,300 and 14,197,300 shares, issued
     and outstanding, respectively                        14,447      14,197

     Additional paid in capital                            49,738      29,488
     Accumulated Deficit during development stage        (345,442)    (85,193)
                                                      -------------  ------------
         Total Stockholders' Equity (deficit)            (281,257)    (41,508)
                                                      -------------  ------------
     Total Liabilities and Stockholders' Equity      $      - 0 -       -0-
                                                      =============  ============

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