Form 10QSB/A
period 2001-10-31
GOLD ENTERTAINMENT GROUP INC
filed 2002-08-13
CIK 1081188

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

    ITEM 1. LEGAL PROCEEDINGS.................................................12

    ITEM 2. CHANGES IN SECURITIES.............................................12

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................12

    ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF

                                       2

                         PART I - FINANCIAL INFORMATION

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF OCTOBER 31, 2001

                                     ASSETS

                                                        October 31,  January 31,
                                                           2001        2001
                                                        (unaudited)   (audited)
                                                       ------------ -------------
Current Assets:
     Cash                                             $   - 0 -       $   - 0 -
         Total Assets                                 $   - 0 -       $   - 0 -
                                                      =============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY (ACCUMULATED DEFICIT)

Current Liabilities:
     Account payable and accrued expenses             $  173,823     $ 41,508
     Accrued consulting fees - related parties           150,508         -0-
                                                    --------------   ------------

         Total Liabilities                               324,331       41,508
                                                    --------------   ------------

Stockholders' Equity:

     Common Stock 200,000,000 $.001 par value,
     21,047,300 and 14,197,300 shares, issued
     and outstanding, respectively                       21,047       14,197

     Additional paid in capital                         109,138       29,488
     Accumulated Deficit during development stage      (454,516)     (85,193)
                                                    -------------   -------------
         Total Stockholders' Equity (deficit)          (324,331)     (41,508)
                                                    -------------   -------------
     Total Liabilities and Stockholders' Equity      $   - 0 -      $  -0-
                                                    =============   =============

                 See accompanying notes to financial statements

                       ADVANCED MEDICAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                     Three Months                    Nine Months             February 3, 1999
                                                                                          (Date of Inception) to
                        October 31,2001 October 31,2000   October 31,2001 October 31,2000   October 31,2001
                        --------------------------------  -------------------------------  ---------------------

Revenue                 $   -0-            - 0 -              $  -0-         - 0 -             $     - 0 -

Expenses                  219,098          5,941                369,323      31.626                 454,516
                        ----------       ----------            ----------  -----------            -------------

Net Income (Loss)       $(219,098)       $(5,941)             $(369,323)   $(31,626)           $   (454,516)
                      =============   =============          ============  ===========           ==============

Net (Loss) per weighted
average of shares      $   (0.010)   $   (0.000)              $  (0.017)   $ (0.002)           $     (0.021)
                       -----------   --------------          -----------   ----------            --------------

Weighted average of
shares                 21,470,300     14,197,300              21,470,300  14,197,300              21,470,300
                      ------------   -------------          ------------- -----------            --------------

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