Form 10KSB/A
period 2002-01-31
GOLD ENTERTAINMENT GROUP INC
filed 2002-08-13
CIK 1081188

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES
         EXCHANGE ACT OF 1934
                                   For the fiscal year ended: January 31, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                                   For the transition period from ________ to ________

                         Commission File Number 0-28571

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
                                                        ----------

         Total Liabilities

Stockholders' Equity:

     Common Stock 200,000,000, $.001 par value,
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

