Form 10QSB
period 2002-07-31
GOLD ENTERTAINMENT GROUP INC
filed 2002-09-19
CIK 1081188

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: July 31, 2002

         ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ___________

                         Commission File number: 0-28571

                         GOLD ENTERTAINMENT GROUP, INC.
               (Exact name of registrant as specified in charter)

                  Nevada                                     98-0206212
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification No.)

    2805 East Oakland Park Boulevard, PMB 363, Ft. Lauderdale, Florida 33306
                    (Address of principal executive offices)

                                 (954) 782-5802
                         (Registrant's telephone number)

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

         Class                                  Outstanding as of July 31, 2002

         Common Stock, $.001 per share          11,864,867

                                      INDEX
                                                                            Page
PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS

                  Balance Sheet - July 31, 2002................................3

                  Statement of Operations for the Six Months Ended
                  July 31, 2002 and 2001 and for the Period from
                  February 3, 1999 (date of inception) to July 31, 2002........4

                  Statement of Operations for the Three Months Ended
                  July 31, 2002 and 2001.......................................5

                  Statements of Cash Flows for the Six Months Ended
                  July 31, 2002 and 2001 and for the Period from

PART II  - OTHER INFORMATION:

         ITEM 1. LEGAL PROCEEDINGS............................................12

         ITEM 2. CHANGES IN SECURITIES........................................12

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................12

         ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF

                         PART I - FINANCIAL INFORMATION

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JULY 31, 2002

                                     ASSETS

Current Assets:
     Cash                                                       $  1,925
                                                                 -------

         Total Assets                                           $  1,925
                                                                 =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Account payable and accrued expenses                       $127,225
     Accrued consulting fees - related parties                   194,832
                                                                 -------
                                                                 322,057
Long-Term Liabilities
     Loan payable - related party                                 56,200
                                                                 -------

                                                                 378,257
                                                                 -------

Stockholders' Equity:

     Common Stock $.001 par value, 200,000,000 authorized;
     11,864,867 shares issued and outstanding                   $ 11,865
     Additional paid in capital                                  249,979
     Accumulated Deficit during development stage               (638,176)
                                                                 -------
         Total Stockholders' Equity (deficiency)                (376,332)
                                                                 -------

     Total Liabilities and Stockholders' Equity                 $  1,925
                                                                 =======

                 See accompanying notes to financial statements

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                       Six Months             Feb 3, 1999(Inception)
                                          July 31, 2002        July 31,2001      to July 31, 2002

Revenue                                   $    - 0 -            $      - 0 -      $     - 0 -

Expenses                                    85,513                 260,249          638,176
                                          ----------             ----------        ----------
Net income (loss) before provision
         for income taxes                 $(85,513)             $ (260,249)       $(638,176)

Provisions for income taxes                    - 0 -                   - 0 -            - 0 -
                                          ----------             ----------        ----------
Net income (loss)                         $(85,513)             $ (260,249)       $(579,446)
                                          ==========             ==========        ==========
Net (Loss) per weighted average of shares $   (.02)             $     (.97)       $    (.69)
                                          ==========             ==========        ==========
Weighted average of shares               4,346,037                 567,892          915,549
                                          ==========             ==========        ==========

                 See accompanying notes to financial statements

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                        Three months
                                             July 31, 2002         July 31,2001
                                             -------------         ------------
Revenue                                      $     - 0 -            $     - 0 -

Expenses                                        58,730                192,245
                                             -------------         ------------

Net income (loss) before provision
     for income taxes                        $ (58,730)             $(192,245)

Provisions for income taxes                        - 0 -                  - 0 -
                                             -------------         ------------
Net income (loss)                            $ (58,730)             $(192,245)
                                             =============         ============
Net (Loss) per weighted average of shares    $    (.02)             $   (.014)
                                             =============         ============
Weighted average of shares                   4,346,037                567,892
                                             =============         ============

                 See accompanying notes to financial statements

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 2002 AND 2001
          AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (DATE OF INCEPTION)
                                TO JULY 31, 2002

                                                      For the                For the
                                                    six months              six months        February 3, 1999
                                                  ended July 31,          ended July 31,      (Inception) to July
                                                       2002                    2001                31, 2002
                                                  --------------          --------------        --------------
Cash Flows from operations:
Net income (loss)                                 $    (85,513)            $  (260,249)           $  (638,176)
Adjustments to Reconcile Net Loss to net
Cash Used for Operating Activities
     Capital contributions costs                           - 0 -                   - 0 -               10,800
     Common stock issued for services                      - 0 -                   500                 16,000
     Common stock issued for patent and consulting
         fees                                              - 0 -                   - 0 -               50,500
Changes in Assets and Liabilities:
     Increase in account payable                      (100,421)                130,749                127,225
     Increase in accrued expenses - related parties        - 0 -               109,000                194,832
                                                  --------------          --------------        --------------
         Net cash used for operations                 (185,934)                (20,000)              (238,819)
                                                  --------------          --------------        --------------
Cash flow from financing activities:
       Proceeds of loan from related party              56,200                     - 0 -               56,200
     Proceeds from common stock                        131,659                  20,000                184,544
                                                  --------------          --------------        --------------

         Net cash from financing activities            187,859                  20,000                240,744
                                                 --------------          --------------        --------------

Net increase (decrease) in cash                           1925                     - 0 -                1,925

Cash  -  beginning                                         - 0 -                   - 0 -                  - 0 -
                                                 --------------          --------------        --------------

Cash  -  ending                                   $      1,925             $    19,692            $     1,925
                                                 ==============          ==============        ==============

Schedule of Noncash Investing and Financing
Activities:
     Capital contributions                                                                             10,800
                                                                                               ==============

                 See accompanying notes to financial statements

                         GOLD ENTERTAINMENT GROUP, INC.
                 (FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2002

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

              As of March 26, 2002, the Company as a result of it abandonment of its patent rights and termination of its previous consulting agreements, will not pursue its previous business plan involving multimedia internet bases. The company intends to engage in the business of providing pre-paid internet access cards to be marketed through retail locations.

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
                                  JULY 31, 2002

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

              Development Stage

              The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $638,176.

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
                                  JULY 31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of July 31,2002, there are no outstanding stock options or stock warrants that would have affected our computation.

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

NOTE 3 -      RELATED PARTY TRANSACTIONS

              The Company has accrued $194,832 for consulting fees to related parties. The Company has informally assumed the obligation for monthly lease payments for its office faculty from a related party. The rent payments for the three months ended April 30, 2002 is $ 2,067. In the quarter ended July 31, 2002, a stockholder and officer of the Company advanced $ 56,200 for working capital purposes. The loan is unsecured, interest bearing and has no schedule for repayment.

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
                                  July 31, 2002

NOTE 5    CAPITAL TRANSACTIONS

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

              The Company has approved the issuance of 11,034,327 shares of restricted common stock to the former stockholders of Gold
              Entertainment Group, Inc. (the private company).

NOTE 6 -      GOING CONCERN

              As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to
              July 31, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the
              Company's ability to continue as a going concern.

              Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses.

              The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                       10

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

Gold Entertainment Group, Inc. is in the final development stage of its telecommunications products. In August, the Company's technology platform was in place, however, no revenues have been generated. We anticipated revenues being generated in the third quarter.

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

                                       11

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits - None

         B. Reports on Form 8-K during the quarter ended July 31, 2002

                           (1)     Form 8-K filed on June 7, 2002:

                           Item 4. Changes in Registrant's Certifying Accountant

                                       12

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GOLD ENTERTAINMENT GROUP, INC.

Date: September 18, 2002                    /s/ Hamon Francis Fytton
                                            ---------------------
                                                Hamon Francis Fytton
                                                President and Director
                                                (Principal Executive Officer)