Form 10-K
period 2017-01-31
GOLD ENTERTAINMENT GROUP INC
filed 2017-06-01
CIK 1081188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JANUARY 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-28571

Gold Entertainment Group Inc.

(Exact Name of Registrant as specified in its Charter)

Florida	98-0206212
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

429 W PLUMB LANE

RENO, NV 89509

 (Address of Principal Executive Offices)

954-440-4678

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑  No  ☐   (2) Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	X
Emerging Growth Company	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ■ Yes □ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of JANUARY 31, 2017, the last business day of the registrant's most recently completed year: $898,150.

As of JANUARY 31, 2017, the Registrant had 8,981,501,513 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

TABLE OF CONTENTS

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	1
Item 1B.	Unresolved Staff Comments	5
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Mine Safety Disclosures	5

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6.	Selected Financial Data	6
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item7A.	Quantitative and Qualitative Disclosures about Market Risk	10
Item 8.	Financial Statements and Supplementary Data	10
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	10
Item9A.	Controls and Procedures	10
Item9B.	Other Information	11

PART III
Item10.	Directors, Executive Officers and Corporate Governance	12
Item11.	Executive Compensation	13
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item13.	Certain Relationships and Related Transactions and Director Independence	14
Item14.	Principal Accountant Fees and Services	14

PART IV
Item15.	Exhibits, Financial Statement Schedules	15

SIGNATURES		16

PART I

FORWARD-LOOKING STATEMENTS

Statements made in this Annual Report about us that are not purely historical are forward-looking statements with respect to our goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions nationally and/or in the communities in which we may conduct business; changes in the interest rate environment; legislation or regulatory requirements; conditions of the securities markets; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; or other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices, among others.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 1.  Business.

Corporate History

Gold Entertainment Group, Inc. was originally incorporated in the State of Nevada on February 3, 1999 as a C corporation under the name ADVANCED MEDICAL TECHNOLOGIES INC. / CANADA. The fiscal year end is January 31st.

On April 5, 2002, the Stock Exchange and Merger Agreement entered into between Gold Entertainment Group, Inc. and Advanced Medical Technologies, Inc. was filed with the Nevada Secretary of State. Advanced Medical Technologies, Inc., amended its name to Gold Entertainment Group, Inc. On August 28, 2007 the state of incorporation was changed from Nevada to Florida.

Commencing January 31, 2004, Gold Entertainment Group, Inc. was a developer and marketer of a national multi-level, fixed- price DVD rental program, and sought to become a leading home entertainment sales and rental company.  Gold Entertainment Group, Inc. marketed its products and programs exclusively through an independent network of distributors whereby its distributors promoted the company's DVD rental service with products shipped directly to consumers.  The Company maintains the web site: www.GoldEntertainment.com

At the time, the Company had operations through its main office in Florida, and a Canadian subsidiary in Toronto, Ontario.

The company is currently actively seeking new business opportunities.  During its operations, it had 11 full time employees.

The company had as a wholly owned subsidiary, Quality Of Life Marketing Inc, a Canadian corporation, operated from rental facilities in Toronto, Ontario, Canada.  It was intended to use this as a basis for its international operations at a later date.  Quality of Life Marketing Inc has no direct employees, and its registration has lapsed.  The historical information for the subsidiary is included in the consolidated financial statements attached to this filing.   The subsidiary was administratively dissolved on September 25, 2009 with the State of Florida.  It is no longer in operation.

On January 3, 2017 the Company filed a FORM 10 with the Securities and Exchange Commission.  Upon the effectiveness of the registration statement, 60 days following the filing date, we became subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and we are required to file periodic reports, proxy statements and other information with the Securities and Exchange Commission.

Revenue

We have no revenues for the years ended January 31, 2016 and 2017 or through the date of this filing.

Our Strategy

Our strategy is to seek an appropriate company as a working partner looking to develop new markets for its products or services. This may involve any of the following business strategies; licensing, co-ownership or distribution of a number of products and/or services suitable for the North American marketplace. The working partner company will have to provide proof to Management of its ability to sustain operations while expanding its market reach.

Employees

As of October 31, 2016, we have no full-time employees.  Management is concurrently engaged in other endeavors and devotes as much time as it deems necessary to handle the affairs of the Company with other services provided on a contract basis.

Our Approach to the Business

We believe there are opportunities to acquire and license products from companies that have existing revenue or are now operating under limited circumstances and can be redeveloped for profitable operation as part of the Company. When we identify such a prospect we determine whether there is reason to believe the prospect has revenue potential or existing operations, determine a value for the prospect, and, if warranted under all the circumstances, pursue a working business arrangement with the prospect. Our research has shown that there are potential products offered by companies in non-US markets that we believe have market potential in the US.

Historically, Gold Entertainment has focused its acquisition and development of technology companies with either consumer or small business customers, and Gold Entertainment intends to continue with that focus. Nevertheless, should Gold Entertainment receive unsolicited proposals on the acquisition of businesses in other industries that are attractive, we will investigate and, if warranted, make an effort to acquire an interest in such properties at acceptable terms.

Our Chief Executive Officer, Hamon Francis Fytton, leads our evaluation process, consulting with professionals engaged by the Company. Our former Chief Financial Officer, Fred Schiemann, a licensed CPA, will assist in the financial analysis of prospective acquisitions with our Chief Executive Officer. We expect to hire independent contractors to perform specialized functions on an as needed basis.

The Company has competitors and potential competitors include many companies of varying sizes, all of which are engaged in the acquisition and development of suitable business prospects. Most of our competitors have greater financial, personnel and other resources than we have. Consequently, they have greater leverage to use in acquiring prospects, hiring personnel and marketing their products. Accordingly, a high degree of competition in these areas is expected to continue.

Gold Entertainment presently has no full-time executive, operational or clerical employees.

Web Site

The Company maintains a website at http://GoldEntertainment.com

Securities Exchange Act of 1934, as amended (the "Exchange Act") Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company's shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company's shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Effect of the Company being considered a "Shell" and Rule 144.

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and pro forma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions. These types of transactions are customarily referred to as "reverse" reorganizations or mergers in which the acquired company's shareholders become the controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Certain amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC's prior position limiting the tradeability of certain securities of shell companies, including those that we may issue in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise whose management may wish to utilize the Company as a means of going public.

Any of these types of transactions, regardless of their particular prospects, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in Gold Entertainment Group, Inc.

ITEM 1A: RISK FACTORS

You should carefully consider the risk factors set forth below as well as the other information contained in this filing before investing in our common stock. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your investment. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Risks related to our business

Because our auditors have issued a going concern opinion and we may not be able to achieve our objectives, we may have to suspend business operations should capital or other resources, such as management or other personnel cease to be available.

Our auditors' report in our January 31, 2017, financial statements, expressed an opinion that the Company's capital resources as of January 31, 2017, are not sufficient to sustain operations. These conditions raise substantial doubt about our ability to continue as a going concern. There is the distinct possibility that we will no longer be a going concern and will cease operations.

We depend heavily on our senior management and we may be unable to replace key executives if they leave

The loss of the services of one or more members of our senior management team or our inability to attract, retain and maintain additional senior management personnel could harm our business, financial condition, results of operations and future prospects.  Our operations and prospects depend in large part on the performance of our senior management team, particularly Hamon Fytton our Chief Executive Officer. In addition, we may not be able to find qualified replacements for him if his services are no longer available. We do not have key man insurance on Mr. Fytton.

Mr. Fytton will continue to have substantial control over us and could delay or prevent a change in corporate control.

As of JANUARY 31, 2017, Mr. Fytton owns all of our Preferred Stock, see Item 4, which has votes equal to 5,000 times the number of common shares outstanding. As a result, Mr. Fytton will have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Mr. Fytton will have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

  delaying, deferring or preventing a change in control of our company;

  impeding a merger, consolidation, takeover or other business combination involving our company; or

  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

We will require additional capital to fund our future activities. If we fail to obtain additional capital, we may not be able to implement fully our business plan, which could lead to a decline in reserves.

We are dependent on our ability to obtain financing to supplement our cash flow from operations. Historically, we have financed our business plan and operations primarily with issuances of common stock. We also require capital to fund our capital budget.

ITEM 1A: RISK FACTORS - continued

If we are successful in acquiring businesses we may require significant capital in order to expand their operations. We will be required to meet our needs from our internally generated cash flows, debt financings and equity financings.

If our revenues decrease as a result of a lower stock price, operating difficulties, declines in demand for the Company's products or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. We may, from time to time, need to seek additional financing. Even if additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to exploration and development of our projects, which in turn could lead to a possible loss of businesses and a decline in any revenue.

Competition for suitable acquisitions is intense, and many of our competitors have resources that are greater than ours.

We operate in a highly competitive environment for acquiring suitable a company and trained personnel for its operation. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours.

Those companies may be able to develop and acquire more business prospects and productive properties than our financial or personnel resources permit. Our ability to acquire additional businesses in the future will depend on our ability to evaluate and select suitable companies and consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for early stage investment. We may not be able to compete successfully in the future in acquiring a suitable business, marketing its products, attracting and retaining quality personnel and raising additional capital.

We depend on our management team and other key personnel. Accordingly, the loss of any of these individuals could adversely affect our business, financial condition and the results of operations and future growth.

Our success largely depends on the skills, experience and efforts of our management team and other key personnel. The loss of the services of one or more members of our senior management team or of our other employees with critical skills needed to operate our business could have a negative effect on our business, financial condition, results of operations and future growth. We have entered into employment agreements with Hamon Francis Fytton, our President and Chief Executive officer. See "Executive Compensation Item 6 Employment agreements and other arrangements." If any of these officers or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected.

Our ability to manage our growth, if any, will require us to continue to train, motivate and manage our employees and to attract, motivate and retain additional qualified personnel. Competition for these types of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

Technological changes could put us at a competitive disadvantage.

The technology industry, where most of our past efforts have been, is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at a substantial cost. If other companies implement new technologies before we do, those companies may be able to provide enhanced capabilities and superior products compared with what we are able to provide. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If we are unable to utilize the most advanced commercially available technologies, our business could be materially and adversely affected.

Attempts to grow our business could have an adverse effect on our ability to manage our growth effectively.

Because of our small size, we desire to grow rapidly in order to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur, it will place a significant strain on our financial, technical, operational and administrative resources. As we increase our services and enlarge the number of projects we are evaluating or in which we are participating, there will be additional demands on our financial, technical and administrative resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy could fail or present unanticipated problems for our business in the future, which could adversely affect our ability to make acquisitions or realize anticipated benefits of those acquisitions.

Our growth strategy may include acquiring a suitable business acquisition. We may not be able to identify suitable acquisition opportunities or finance and complete any particular acquisition successfully.

Furthermore, acquisitions involve a number of risks and challenges, including:

  diversion of management's attention;

  the need to integrate acquired operations;

  potential loss of key employees of the acquired companies;

  potential lack of operating experience in a geographic market of the acquired business; and

  an increase in our expenses and working capital requirements.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from the acquired businesses or realize other anticipated benefits of those acquisitions.

ITEM 1A: RISK FACTORS - continued

We currently are and expect to remain an "emerging growth company," as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, until the earliest of:

  The last day of our fiscal year in which the fifth anniversary of an initial public offering of shares of our common stock occurs;

  The end of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;

  The date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

  The last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an "emerging growth company" and become an accelerated filer as defined in Rule 12b-2 under the Exchange Act.

This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to make an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We will therefore be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are subject to ongoing Reporting Obligations following the effectiveness of our Registration Statement

Following the effectiveness of our Registration Statement, filed on January 3, 2017 and made effective 60 days following the filing date, we are required to file annual reports, quarterly reports and current reports with the SEC. This information will be available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549 and on the SEC's website at www.sec.gov. Information on the operation of the SEC's public reference room may be obtained by calling the SEC at (202) 551-8090 or (800) SEC-0330.

There has been no or very limited public market for our common stock, and our stock price may fluctuate significantly.

There is currently no or very limited public market for our common stock, and an active trading market may not develop or be sustained in the near future. The market price of our common stock could fluctuate significantly as a result of:

  our operating and financial performance and prospects;

  quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;

  changes in revenue or earnings estimates or publication of research reports by analysts about us or the exploration and production industry;

  liquidity and registering our common stock for public resale;

  actual or unanticipated variations in our reserve estimates and quarterly operating results;

  sales of our common stock by our stockholders;

  increases in our cost of capital;

  changes in market valuations of similar companies;

  adverse market reaction to any increased indebtedness we incur in the future;

  additions or departures of key management personnel;

  actions by our stockholders;

If a trading market develops for our common stock, stock markets in general experience volatility that often is unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, as we intend to use cash flow generated by operations to expand our business. A lack of a revolving credit facility will restrict our ability to pay cash dividends on our common stock, and we may be unable to enter into credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

Certain stockholders' shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly.

As of JANUARY 31, 2017, we have outstanding 8,981,501,513 shares of common stock.  Sales of a substantial number of shares of our common stock in the public markets following this filing by any of our existing stockholders (or persons to whom our existing stockholders may distribute shares of our common stock), or the perception that such sales might occur, could have a material adverse effect on the price of our common stock or could impair our ability to obtain capital through an offering of equity securities.

ITEM 1A: RISK FACTORS - continued

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of our present stockholders and purchasers of common stock offered hereby. We are currently authorized to issue 25 billion shares of common stock and 50 million shares of preferred stock with preferences and rights as determined by our board of directors. The potential issuance of such additional shares of common stock may create downward pressure on the trading price of our common stock.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future public offerings or private placements of our securities for capital raising purposes, or for other business purposes.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock may rely in part on the research and reports that equity research analysts publish about our business and us. We do not control the opinions of these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about our business or us.

The availability of shares for sale in the future could reduce the market price of our common stock.

In the future, we may issue securities to raise cash for acquisitions. We may also acquire interests in outside companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock.

In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

Our common stock is subject to penny stock regulation.

As a penny stock, our common stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The SEC Regulations generally define a penny stock to be an equity security that is not traded on the NASDAQ Stock Market or another recognized stock exchange and has a market price of less than $5.00 per share.

Based on our existing stock price, the Company's common stock is included within the SEC Rule 3(a)(51) definition of a penny stock and have our common stock considered to be a "penny stock," with trading of our common stock covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934.

Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser's written agreement to a transaction prior to sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may also limit the ability of purchasers of our common stock to sell their securities in the secondary market. Our common stock will not be considered a "penny stock" if our net tangible assets exceed $2,000,000 or our average revenue is at least $6,000,000 for the previous three years.

Our Company is considered to be a "shell" and this will effect the ability of a shareholder to resell our common stock under Rule 144.

Because the Company is considered to be a "shell" as defended under Rule 144 under the Securities Act of 1933. The following are the Requirements of the Evergreen Rule under Rule 144 which would enable a holder of restricted securities to sell them.

The Issuer of the securities must have ceased to be a shell company; The Issuer must be "subject to" the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act"). This means the Issuer must be a "mandatory SEC filer" or "fully reporting."; The Issuer must have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, during the last 12 months, other than Form 8-K reports; and The Issuer must have filed current "Form 10 information."

If the foregoing requirements of the Evergreen Rule are met, then Rule 144 might be available, subject to all other applicable Rule 144 conditions, such as Affiliate status, and holding period.

As of the date of this filing the Company is considered to be a "shell".

Item 1B.  Unresolved Staff Comments.

On January 3, 2017 the Company filed a FORM 10 with the Securities and Exchange Commission. As of the date of this filing there are several unanswered comments we have received from the SEC. The Company intends to respond to these comments following the filing of this 10K.

Item 2.  Properties.

Our corporate office is located at 429 W PLUMB LANE, Reno, Nevada 89509. This is the office of our former CFO, and is provided at no cost to the Company. The Company does not own or lease any properties.

Item 3.  Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.  Mining Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is listed on the OTC market and trades under the symbol GEGP.

The following table sets forth the range of the high and low bid quotations of our Common Stock for the past year in the over-the-counter market, as reported by OTC Markets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:

	High	Low
Year ending Jan 31, 2016
April 30	$0.0002	$0.0001
July 31	$0.0002	$0.0001
October 31	$0.0002	$0.0001
January 31	$0.0002	$0.0001

Year ending Jan 31, 2017
April 30	$0.0002	$0.0001
July 31	$0.0002	$0.0001
October 31	$0.0002	$0.0001
Jamuary 31	$0.0002	$0.0001

As of January 31, 2017, the Company had 100 stockholders of record.

RECENT ISSUANCES INVOLVING UNREGISTERED SECURITIES

The Company has not issued any shares, Common or Preferred, during the two years covered by this report.

Item 6.  Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

This annual report on Form 10-K and other reports filed by Gold Entertainmnet Group, Inc. (“GOLD”, " we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. The Company was incorporated under the laws of the State of Nevada on February 3, 1999.  Our most recent registration statement has been filed with the Securities and Exchange Commission on January 3, 2017 and was effective on March 6, 2017.

PLAN OF OPERATION

The Company is in the process of investigating potential business ventures, which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. The Company's management does not expect to remain involved as management of any acquired business.

As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation.  The Company intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company's status as a publicly held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when the Company may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of our officer and director. While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  In certain circumstances, the Company may agree to pay a finder's fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist.  The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's management.  Current management does not have significant experience in evaluating potential mergers or acquisitions. Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact matter in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management.  Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization.  The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company's restricted securities. Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.  A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity. Any such reorganization could result in loss of control of a majority of the shares.  The Company's present director may be required to resign in connection with reorganization.  Substantial dilution of percentage equity ownership may result to the shareholders, in the discretion of management.

The Company may choose to enter into a venture involving the acquisition of or merger with a company, which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering.  (Such consequences might include expense, time delays or loss of voting control).  In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others.

As part of their investigation of acquisition possibilities, the Company's management may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company's limited resources and management's limited expertise.  Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, the Company's management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment.  Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments, and to hire managers or outside professional firms to assist management in evaluating potential investments, and to hire managers to run or oversee the operations of its acquisitions of investments.  The Company can give no assurance that we will be able to find suitable consultants or managers.  The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisitions candidates.  There are currently no contracts or agreements between any consultant and any companies that are searching for "shell" companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others.  Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable.  It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable.  The Company's officer and director are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted by such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public".  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

Management of the Company believes the best chance to obtain value for the shareholders is to seek a merger or acquisition with an existing business.  At this time, management has been unable to locate any potential mergers or acquisitions.

Management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect.  There is no assurance that the Company will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the issuance of stock to acquire such an opportunity.

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. - continued

RESULTS OF OPERATION

We are a development stage company with limited operations.  As of January 31, 2017, we had total assets of $188 and total liabilities of $128,145. We anticipate that we will continue to incur losses in the next 12 months while we explore new business opportunities and generate positive cash flow. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities or by further contributions from our sole Officer and Director.

Year Ended December 31, 2013 Compared to the period from Inception (September 7, 2012) to December 31, 2012

Revenues

During the twelve month period ending January 31, 2017 and 2016, the Company did generate any revenues.

Operating Expenses

During the twelve month period ended January 31, 2017, we incurred  general and administrative expenses and professional fees of $25,516 compared to $31,686  incurred during the period ended January 31, 2016. General and administrative and professional fee expenses incurred during the twelve month period ended January 31, 2017 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs.

Net Losses

Our net loss for the year ended January 31, 2017 was $25,516 compared to a net loss of $36,708 during the period period ended January 31, 2016. The major reason for the reduction of our net loss was the elimination of notes payable and its related interest expense in prior years.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2017

As of January 31, 2017 our current assets were $188 compared to $3,502 in the prior fiscal year. The major reason for the reduction was payments to the transfer agency and reduction of amounts due to related party. As of January 31, 2017, our current liabilities were $128,145 compared to $105,943 in current liabilities at January 31, 2016. The major reason for the increase in the current liabilities was due to the increase in consulting fees due to management.

As at January 31, 2017 the Company had $188 cash on hand, has incurred losses of $25,516 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Cash Flows from Operating Activities

For the twelve months ended January 31, 2017, net negative cash flows used in operating activities was $2,914 compared to increase of cash flow in the prior year of $8,402 cash flow in the period January 31, 2016. The reason for the decrease in operations for the prior year was that a creditor advances certain monies to the company.

Cash Flows from Investing Activities

We neither generated nor used funds in investing activities during the twelve months ended January 31, 2017 or the period ending January 31, 2016.

Cash Flows from Financing Activities

None.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities for the short term until acquisition are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses (iv) acquiring existing entertainment train operations.. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of December 31, 2013, our ability to continue as a going concern is in substantial doubt.  Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations..  Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its’ acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of its operations as reported in its financial statements

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company followed the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  Revenue is recognized at point of sale.

The Company reported revenue net of sales and use taxes collected from customers and are remitted to governmental taxing authorities.

SHARE BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 8.  Financial and Supplementary Data.

Our financial statements are contained the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In March 2017, the Company's board of directors engaged Pritchett, Siler & Hardy, P.C. Certified Public Accountants, Salt Lake City, Utah ("Cutler"), as the Company's new independent registered public accounting firm.

There have been no disagreements with either Pritchett, Siler & Hardy, P.C. , or our previous independent registered public accounting firm, Cutler & Co, LLC, whose audit practice was acquired by Pritchett, Siler & Hardy, P.C. during our audit period, with respect to accounting and financial disclosure.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our management has concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

-

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. Based on this assessment, management believes that as of January 31, 2017, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of January 31, 2017. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Officer	Age	Office

Hamon Francis Fytton	63	President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary, Director

Set forth below is a brief description of the background and business experience of our officer and sole director for the past five years.

Mr. Fytton has acted as our President, and/or Chief Executive Officer, Treasurer, Chief Financial Officer Secretary and member of our board of directors since April 5, 2002. Mr. Fytton owns 36.8% of the outstanding shares of our common stock. He is, as of the time of this filing, the sole Officer and Director.

Hamon Fytton - CEO and Director

Since April 2002 Mr. Fytton has served as an Officer and Director of Gold Entertainment Group Inc. He has over 18 years experience in working many public companies as a consultant and advisor, overseen many business expansions and assisted in corporate filings, capital expansion and share structures. During the last five years Mr. Fytton acted as a consultant to several public companies and private companies seeking to become public. In this capacity he has overseen the preparation of numerous registration statements, subscription agreements, SEC filings, prospectus offerings and general company information packets. He has also often acted as an Officer and/or director for several companies, aiding in their transition from private to public. He has conducted several seminars in the past 12 months on the JOBS Act and the new Crowd Funding and REG A+ regulations. He continues to consult with various investment groups and with both public and private companies in the US and other countries.

In 2016 Mr. Fytton became the CEO, Director and majority shareholder in Mayflower Investment Group Inc., a real estate company that filed a REG A + filing with the SEC that became effective October 31, 2016.

In 1997 Mr. Fytton co-founded Internet Advisory Corporation, which became a public company within the first year. Within three years the company had a market capitalization of over $100 million. He is currently the CEO, Director and majority shareholder of Gold Entertainment Group, Inc. a public company.

Employment Agreements

We do not have employment agreement with any of our executive officers and directors.

Family Relationships

During the period covered by this report, there were no family relationships on the board of directors or with key management.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining that person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with our Company or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors, and us.

From time to time, one or more of our affiliates may form or hold an ownership interest in and/or manage other businesses both related and unrelated to the type of business that we own and operate. These persons expect to continue to form, hold an ownership interest in and/or manage additional other businesses which may compete with ours with respect to operations, including financing and marketing, management time and services and potential customers. These activities may give rise to conflicts between or among the interests of us and other businesses with which our affiliates are associated. Our affiliates are in no way prohibited from undertaking such activities, and neither we nor our shareholders will have any right to require participation in such other activities.

Further, because we intend to transact business with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be effected on terms at least as favorable to us as those available from unrelated third parties.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Item 11.  Executive Compensation.

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Gold Entertainment for the years ended January 31, 2017, January 31, 2016 of those persons who were executive officers of Gold Entertainment for the year ended January 31, 2017, or who receive annual salary and bonuses exceeding $100,000.

		Annual	Long Term
		Compensation	Compensation

Name and Principal Position	Year Ended	Salary ($)	Warrant Awards($)
Hamon Fytton	2016	$12,000	-0-
President and CEO	2015	$12,000	$-0-

* Fred Schiemann	2016	$12,000	-0-
Chief Financial Officer	2015	$12,000	$-0-

* Effective February 28, 2017 Mr. Schiemann resigned as CFO and Director of the Company. Any prior compensation due at the time of the resignation up to and including February 28, 2017 is unaffected and still owed by the Company.

Executive Compensation Arrangements

Gold Entertainment has not entered into employment contracts with Mr. Fytton as Chief Executive Officer, nor with Mr. Schiemann as its former Chief Financial Officer. They both had consulting agreements at January 31, 2017. Effective February 28, 2017 Mr. Schiemann resigned as CFO and Director of the Company. His consulting agreement and compensation were terminated February 28, 2017.

The current consulting agreements of the executive officers are as follows:
Hamon F. Fytton,Chief Executive Officer	$12,000	per year
* Fred Schiemann, Chief Financial Officer	$12,000	per year

The above consulting agreements for Mr. Fytton and Mr, Schiemann indicated has been booked as an accrued liability.

* Effective February 28, 2017 Mr. Schiemann resigned as CFO and Director of the Company. His consulting agreement and compensation were terminated February 28, 2017.

Stock Option Plans

We have not “Grants of Plan-Base Awards”, Outstanding Equity Awards at Fiscal Year-End,) “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” or “Post Employment Payments” to report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the Company’s 8,981,501,513 shares of common stock issued and outstanding as of January 31, 2017, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

Names of Managers and Beneficial Owners	Title of Class	Number of Shares	Percent of Class
Hamon Francis Fytton, Chief Executive Officer, President, Secetary and Director (1)	Common	3,309,500,000	36.8%
Officer and Directors as a Group (1 person)	Common	3,309,500,000	36.8%

———————

(1)

Mr. Fytton additionally owns all of the 1,000,000 SERIES A Preferred shares that have voting rights of 1:5,000 with respect to Common Stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us  or in any presently proposed transaction that has or will materially affect us, except as indicated:

•

Any of our directors or officers;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

Any relative or spouse of any of the foregoing persons who has the same house as such person;

•

Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

At various times the Officers and Directors have advanced money to pay expenses on behalf of the Company. As of January 31, 2017 $13,445, which includes the above described consulting fees, is due to Mr. Fytton. These advances are short-term in nature, non-interest bearing and are the primary source of funding for the Company.

Director Independence

The Company is quoted on the OTC Pink Sheet inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not currently have an independent director.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Pritchett, Siler & Hardy, P.C., our independent registered public accountants for year ended January 31, 2017 and ended January 31, 2016.

	Year Ended	Year Endsd
	January 31, 2017	January 31, 2016

Audit and Audit Related Fees	$4,200	$5,000
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit No.	Description of Exhibit

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

———————

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Entertainment Group, Inc.

Dated: May 31, 2017	By:	/s/ Hamon Francis Fytton
Hamon Francis Fytton
Chief Executive Officer, Chief Financial Officer, Director

======================

Gold Entertainment Group, Inc.

FINANCIAL STATEMENTS

Gold Entertainment Group, Inc

(An Emerging Growth Company)

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDING JANUARY 31, 2017 & 2016

CONTENTS

Page(s)

Reports of Independent Registered Public Accounting Firms	F-1

Financial Statements:

Balance Sheets – as of January 31, 2017 and 2016	F-2

Statements of Operations – For the years ending January 31, 2017 and 2016	F-3

Statements of Cash Flows – For the years ending January 31, 2017 and 2016	F-4

Statement of Stockholders’ Equity (Deficit) – For the years ending January 31, 2017 and 2016	F-5

Notes to Financial Statements	F6 – F-10

PRITCHETT, SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH 84025
_______________
(801) 447-9572      FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Gold Entertainment Group, Inc.
FT Lauderdale, Florida

We have audited the accompanying balance sheets of Gold Entertainment Group, Inc. as of January 31, 2017 and 2016 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Entertainment Group, Inc. as of January 31, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C Farmington, Utah May 31, 2017

F1

GOLD ENTERTAINMENT GROUP, INC.
BALANCE SHEETS
For the Years Ending January 31, 2017 & 2016

	January 31,
	2017	2016
ASSETS

Current Assets:
Cash	$188	$3,102
Prepaid expense	-	400

Total Current Assets	188	3,502

Total Assets	$188	$3,502

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Account payable and accrued expenses	$100	$-
Account payable and accrued expenses-Related parties	109,445	87,343
Stock subscription payable	18,600	18,600
Convertible note payable	-	-

Total Current Liabilities	128,145	105,943

Total Liabilities	128,145	105,943

Stockholders' Deficit:
Preferred stock, 50,000,000 authorized, no par value
Preferred stock, Class A Convertible Preferred Stock
25,000,000 shares authorized, no par value, 1,000,000 shares
issued and outstanding at January 31, 2017 and 2016	-	-
Common stock, $.0001 par value, 25,000,000,000 shares authorized;
8,981,501,513 shares issued and outstanding at
January 31, 2017 and 2016	898,150	898,150
Additional paid-in capital	1,992,394	1,992,394
Accumulated (deficit)	(3,018,501)	(2,992,985)

Total Stockholders' Deficit	(127,957)	(102,441)

Total Liabilities and Stockholders' Deficit	$188	$3,502

F2

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
For the Years Ending January 31, 2017 & 2016

	Year Ended
	January 31,
	2017	2016

Revenues	$-	$-

Operating Expenses:
General and administrative	25,516	31,686

Total Operating Expenses	25,516	31,686

Loss from Operations	(25,516)	(31,686)

Other Income/(Expense):
Gain on extinguishment of debt	-	6,119
Interest expense	-	(11,141)

Total Other Income/(Expense)	-	(5,022)

Net (Loss)	$(25,516)	$(36,708)

Net Income/(Loss) per share - Basic	$(0.00)	$(0.00)
Net Income/(Loss) per share - Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic	8,981,501,513	8,981,501,513
Diluted	8,981,501,513	8,981,501,513

F3

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended January 31, 2017 and 2016

									Additional				Total
	Preferred Stock				Common Stock				Paid-in		Accumulated		Shareholders'
	Shares		No Par Value		Shares		Par Value		Capital		Deficit		Deficit
Balance, February 1, 2015	1,000,000		$-		8,981,501,513		$898,150		$1,862,754		$(2,956,277)		$(195,373)

Debt extinguishment-Notes payable and accrued interest	-		-		-		-		129,640		-		129,640

Net (loss) for the year ended January 31, 2016	-		-		-		-		-		(36,708)		(36,708)

Balance, January 31, 2016	1,000,000	-	-	-	8,981,501,513	-	898,150	-	1,992,394	-	(2,992,985)	-	(102,441)

Net (loss) for the year ended January 31, 2017	-		-		-		-		-		(25,516)		(25,516)

Balance, January 31, 2017	1,000,000		$-		8,981,501,513		$898,150		$1,992,394		$(3,018,501)		$(127,957)

F4

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
Years Ended January 31, 2017 and 2016
	For the Years		Ended January 31

	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(25,516)			$(36,708)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Gain on extinguishment of debt		-	(6,119)
Extinguishment of debt charged to paid-in capital	-	-	91,059
Changes in assets and liabilities:
Decrease in prepaid expenses	400			(400)
Increase in accounts payable and accrued expenses	100		(82,343)
Increase in accounts payable and accrued expenses-Related Parties	22,102		24,313
Increase in stock subscription payable	-			18,600
Net cash used in operating activities	(2,914)		8,402

CASH FLOWS FROM INVESTING ACTIVITIES	-		-	-

NET CASH USED IN INVESTING ACTIVITIES	-		-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) in notes payable	-			(5,300)
NET CASH (USED) FOR FINANCING ACTIVITIES	-	-		(5,300)

Net increase in cash	(2,914)		3,102

CASH AT BEGINNING OF PERIOD	3,102		-

CASH AT END OF PERIOD	$188		$3,102

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$-		$-

Cash paid for interest	$-		$-

NON-CASH TRANSACTION:
Settlement of note payable and related accrued interest	$-		$91,059

Settlement of accounts payable	$-		$6,119

See accompanying notes to financial statements.

F5

GOLD ENTERTAINMENT GROUP, INC
NOTES TO FINANCIAL STATEMENTS
January 31, 2017 and 2016

NOTE 1 - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION

Nature of Organization

Gold Entertainment Group, Inc. (the "Company") was originally incorporated in the State of Nevada on February 3, 1999 under the name Advanced Medical Technologies, Inc. The Company was organized formerly for the purpose of establishing a multimedia internet-based communication network between the healthcare industry manufacturers and the key base managers in the medical field to advertise and promote the manufacturers products. As a result of the abandonment of its patent rights and termination of its previous consulting agreements, as of March 26, 2002, the Company decided not to pursue its previous business plan involving multimedia internet bases. On March 26, 2002, pursuant to the "Stock Exchange and Merger Agreement", the Company consummated a "reverse acquisition" and changed its name to Gold Entertainment Group, Inc. On August 28, 2007, the Company filed a certificate of domestication with the State of Florida whereby the Company became a Florida corporation. Simultaneously, the Company's capital structure was increased to 25,000,000,000 common shares having a par value of $0.0001 per share and 50,000,000 preferred shares having no par value per share.

On October 11, 2005, the Company filed with the State of Florida Articles of Incorporation for Quality of Life Marketing, Inc., which became a wholly-owned subsidiary of the Company. This subsidiary became inactive and, therefore, the Company elected not to incur the costs of maintaining this entity. As a result, on September 25, 2009, this subsidiary was dissolved by the State of Florida.

In 2007, the Company attempted to reposition itself in the music entertainment market, specifically showcasing emerging talent. Also in 2007, the Company formed, with two other entities, World Riddim International Music, LLC in which the Company held a one-third interest. As the other two entities failed to perform as agreed, the LLC was dissolved on September 26, 2008.

The Company's current business plan is primarily to serve as a vehicle for the acquisition of or merger or consolidation with another company (a "target business"). The Company intends to use its capital stock, debt, or a combination of these to effect a business combination with a target business which management believes has significant growth potential.

Basis of Presentation

The financial statements included herein have been prepared by the Company. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the years ended January 31, 2017 and 2016 and our financial position as of January 31, 2017 and 2016 have been made.

NOTE 2 - GOING CONCERN

Gold's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Gold has incurred net losses through January 31, 2017 in the amount of $3,018,501. This factor raises doubt as to Gold's ability to obtain debt and/or equity financing and achieve profitable operations.

Gold's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, Gold will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that Gold will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support Gold's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, Gold will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, Gold may be required to curtail its operations.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the valuation of stock-based compensation, the valuation of discount on debt, the valuation of derivative instruments, the valuation of debt guarantees, and the valuation allowance on deferred tax assets.

F6

Concentration of Risk

Gold places its cash and temporary cash investments with established financial institutions. Management feels this risk is mitigated due to the longstanding reputation of these banks.

In the normal course of business, the Company extends unsecured credit to the majority of its customers. Management periodically reviews its outstanding accounts receivable and establishes an allowance for doubtful accounts based on historical collection trends and other criteria.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at January 31, 2017 and 2016, respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures, Pre Codification SFAS No. 157, "Fair Value Measurements", which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices for identical assets and liabilities in active markets;
Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents (consisting of money market funds) and investments in securities of publicly traded companies as Level 1. The total amount of the Company's investment classified as Level 3 is de minimis.

The fair value of the Company's debt as of January 31, 2017 and 2016, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of January 31, 2017 and 2016 because of the relative short term nature of these instruments. At January 31, 2017 and 2016, the fair value of the Company's debt approximates carrying value.

Shares for Services and Other Assets

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date, as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and no vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

Accounting for Derivatives

The Company evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities" and related interpretations including EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

F7

Income taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company's balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company's valuation allowance in a period are recorded through the income tax provision on the statements of operations.

On January 1, 2007, the Company adopted ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options (using the treasury stock method) and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Accordingly, potentially dilutive securities for all periods presented have not been included in the calculation of diluted net loss per common share as such effect would have been anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical.

Convertible debt of $50,000 (convertible into 200,000,000 common shares) was outstanding during the period ended October 31, 2015, but was not included in the computation of diluted net loss per share in the prior year end because the effect would have been anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption. No new pronouncements that would affect these financial statements had been issued during or subsequent to these financial statements

F8

NOTE 4 - RELATED PARTY TRANSACTIONS

Due (To) Related Party

From time to time during the years ended January 31, 2017 and 2016, advances were made to and from the Company's current President (also a significant stockholder) and an entity owned 100% by this individual (collectively, the "related party") and another shareholder of the Company. These advances are short-term in nature, non-interest bearing and are the primary source of funding for the Company. For the years ended January 31, 2017 and 2016, the activity with the related parties consisted of the following:

	Year Ended	Year Ended
	January 31, 2017	January 31, 2016
Balance due from (to) related party - Beginning	$87,343	$63,030
Accrued consulting fees	24,000	24,000
Repayments made to related party	(25,898)	-
Proceeds received from related party	24,000	313
Balance due from (to) related party - Ending	$109,445	$87,343

NOTE 5 - CONVERTIBLE NOTE PAYABLE AND PROMISSORY NOTE GUARANTEE LIABILITY

Convertible Note Payable

At January 31, 2007, the Company was indebted to an individual (the "consultant"), pursuant to both a patent license agreement and a consulting agreement, in the amount of $222,000 bearing interest at 12% per annum. On March 1, 2007, the Company entered into a Note Purchase Agreement, whereby the Company consented to the sale of this $222,000 debt to a third party (the "investor"). In connection with the Note Purchase Agreement, on March 1, 2007, the Company modified the debt whereby the debt became a convertible note (the "Note") in the amount of $222,000. The Note accrued interest during the first two years and at the beginning of year three, on March 1, 2009, the Note was supposed to begin being amortized with monthly payments of principal and interest required in order to repay the loan in full by February 28, 2011. As of March 1, 2009, the Company became delinquent with regards to the amortizing provision of the Note. On November 24, 2009, the Company and the investor entered into an addendum to the Note whereby the amortizing requirement of the Note was removed effective March 1, 2009, thereby curing the default. The noteholder is entitled, at his option, at any time and in whole or in part, to convert the outstanding principal amount of the Note, or any portion of the principal amount thereof, and any accrued interest, into common shares of the Company. Any amounts the noteholder elects to convert will be converted into common shares at a conversion price which is the higher of (i) $0.00005 per share or (ii) fifty percent (50%) of the five (5) day average closing bid price immediately prior to the delivery of a notice of conversion to the Company. The embedded conversion option did not qualify for derivative treatment and there was no beneficial conversion feature value as the minimum conversion rate of $0.00005 exceeded the fair value of the Company's common stock on the note date. As of January 31, 2015 and January 31, 2014, the remaining principal balance of the convertible note payable was $50,000. During the years ended January 31, 2016 and interest expense of $8,974 and $10,532, respectively, was recognized. In early October 2015, the debt and the related accrued interest were settled for a cash payment in the amount of $5,300. The balance of the accrued interest in the amount of $84,940 and the balance of $44,700 were treated as additional paid-in capital as part of the debt extinguishment because the note was due to a shareholder.

NOTE 6 - STOCKHOLDERS' DEFICIENCY

Contributed Capital

During the year ended January 31, 2016, a note payable and accrued interest in the amount of $134,940 was extinguished for $5,300. Therefore, the difference of $129,640 was treated as paid-in capital because the note was due to a shareholder.

NOTE 7 - INCOME TAXES

Effective January 1, 2007, we adopted the provisions of ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding the income tax exposures. Interpretations and guidance surrounding income tax laws and regulations change over time. As such, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the year ended January 31, 2017.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of January 31, 2017, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2016, 2015 and 2014 federal return remains open to examination.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision (benefit) for income taxes for the years ended January 31, 2017 and 2016 consists of the following:

	2017	2016
Federal:
Current	$	$
Deferred	-

State:
Current		-
Deferred

	$	$

Net deferred tax assets consist of the following components as of January 31, 2017 and 2016:

	2017	2016

Deferred tax assets:
Operating Loss	$1,026,290	$1,017,615
Deferred tax liabilities:

Valuation allowance	(1,026,290)	(1,017,615)

Net deferred tax asset	$	$

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the years ended January 31, 2017 and 2016.

The Company has unused net operating loss carryforwards for income tax purposes totaling approximately $3,018,501 and $2,992,985 at January 31, 2017 and 2016, respectively, expiring through the year 2036 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty (50%) percent of a corporation within a three (3) year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership may have occurred in connection with the private placement of securities. Additionally, the Company's utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of options or other future issuances of common stock.

F9

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

NOTE 10 - PREFERRED STOCK

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock as described below:

      Total Series Class A Convertible Preferred Stock Authorized: 25,000,000 no par value.

      1,000,000 shares issued and outstanding at January 31, 2017 and 2016.

      Voting as 5,000 shares of common for every preferred share.

      No dividends. No conversion factor.

NOTE 11 - GAIN ON EXTINGUISHMENT OF DEBT

During the Company's fiscal year ending January 31, 2016, a certain payable due to the transfer agent totaling $10,119 (a non-related party) was settled for $4,000 resulting in a gain on extinguishment of debt which was recorded as other income.

NOTE 12 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 31, 2017, the date the financial statements were issued. No subsequent events had occurred as of May 31, 2017. As reported in The FORM 10 filed and ammended March 15, 2017, effective February 28, 2017 Mr. Schiemann resigned as CFO and Director of the Company. Any prior compensation due at the time of the resignation up to and including February 28, 2017 is unaffected and still owed by the Company.

F10