Form 10-Q
period 2017-04-30
GOLD ENTERTAINMENT GROUP INC
filed 2017-07-31
CIK 1081188

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number: 000-28571

Gold Entertainment Group, Inc.

(Exact name of Registrant as specified in its charter)

Florida	7372	98-0206212
(State or other jurisdiction of incorporation or formation)	Primary Standard Industrial Classification Code Number	(I.R.S. employer identification number)

429 W PLUMB LANE

RENO, NV 89509

 (Address of principal executive offices - Zip Code)

561-927-0605

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date.

Class	Outstanding as of July 28, 2017
Common Stock, $0.0001	9,181,501,513

Gold Entertainment Group, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Gold Entertainment Group, Inc.

(AN EMERGING GROWTH COMPANY)

GOLD ENTERTAINMENT GROUP, INC.
BALANCE SHEETS (UNAUDITED)

	April 30,	January 31,
	2017	2017
ASSETS

Current Assets:
Cash	$23,071	$188

Total Current Assets	23,071	188

Other Assets:
Goodwill	20,000	-

Total Other Assets	20,000	-

Total Assets	$43,071	$188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Account payable and accrued expenses	$120	$100
Account payable and accrued expenses-Related parties	135,644	109,445
Stock subscription payable	18,600	18,600
Convertible note payable	-	-

Total Current Liabilities	154,364	128,145

Total Liabilities	154,364	128,145

Stockholders' Deficit:
Preferred stock, 50,000,000 authorized, no par value
Preferred stock, Class A Convertible Preferred Stock
25,000,000 shares authorized, no par value, 1,000,000 shares
issued and outstanding at April 30, 2017 and January 31, 2017	-	-
Common stock, $.0001 par value, 25,000,000,000 shares authorized;
9,181,501,513 and 8,981,501,513 shares issued and outstanding at
April 30, 2017 and January 31, 2017	918,150	898,150
Additional paid-in capital	1,992,394	1,992,394
Accumulated (deficit)	(3,021,837)	(3,018,501)

Total Stockholders' Deficit	(111,293)	(127,957)

Total Liabilities and Stockholders' Deficit	$43,071	$188

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	April 30,
	2017	2016

Revenues	$-	$-

Operating Expenses:
General and administrative	3,336	6,300

Total Operating Expenses	3,336	6,300

Loss from Operations	(3,336)	(6,300)

Net (Loss)	$(3,336)	$(6,300)

Net Income/(Loss) per share - Basic	$(0.00)	$(0.00)
Net Income/(Loss) per share - Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic	8,981,501,513	8,981,501,513
Diluted	8,981,501,513	8,981,501,513

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)
For the Three Months Ended April 30, 2017

						Additional		Total
	Preferred Stock			Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	No Par Value		Shares	Par Value	Capital	Deficit	Deficit
Balance, February 1, 2017	1,000,000	$-		8,981,501,513	$898,150	$1,992,394	$(3,018,501)	$(127,957)

Common stock issued for acquisition of software license	-	-		200,000,000	20,000	-	-	20,000

Net (loss) for the three months ended April 30, 2017	-	-		-	-	-	(3,336)	(3,336)

Balance, April 30, 2017	1,000,000	$-	$-	9,181,501,513	$918,150	$1,992,394	$(3,021,837)	$(111,293)

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
	$(3,336)	$(6,300)

Decrease in prepaid expenses	-	300
Increase in accounts payable and accrued expenses	20	-
Increase in accounts payable and accrued expenses-Related parties	26,199	5,800

NET CASH USED IN OPERATING ACTIVITIES	22,883	(200)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

NET CASH (USED) FOR FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	22,883	(200)

CASH AT BEGINNING OF PERIOD	188	3,102

CASH AT END OF PERIOD	$23,071	$2,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest	$-	$-
Income taxes	$-	$-

GOLD ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

April 30, 2017 and January 31, 2017

NOTE 1 - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION

Nature of Organization

Gold Entertainment Group, Inc. (the "Company") was originally incorporated in the State of Nevada on February 3, 1999.  The Company was organized formerly for the purpose of establishing a multimedia internet-based communication network between the healthcare industry manufacturers and the key base managers in the medical field to advertise and promote the manufacturers products.  On August 28, 2007, the Company filed a certificate of domestication with the State of Florida whereby the Company became a Florida corporation.  Simultaneously, the Company's capital structure was increased to 25,000,000,000 common shares having a par value of $0.0001 per share and 50,000,000 preferred shares having no par value per share.

The Company's current business plan is primarily to serve as a vehicle for the acquisition of or merger or consolidation with another company (a "target business").  The Company intends to use its capital stock, debt, or a combination of these to effect a business combination with a target business which management believes has significant growth potential.

Basis of Presentation

The financial statements included herein have been prepared by the Company. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended April 30, 2017 and 2016 and our financial position as of April 30, 2017 and January 31, 2017 have been made.

NOTE 2 - GOING CONCERN

Gold's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Gold has incurred net losses through April 30, 2017 in the amount of $3,021,837 This factor raises doubt as to Gold's ability to obtain debt and/or equity financing and achieve profitable operations.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at April 30, 2017 and January 31, 2017, respectively.

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

The fair value of the Company's debt as of April 30, 2017 and January 31, 2017, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of April 30, 2017 and January 31, 2017 because of the relative short term nature of these instruments. At April 30, 2017 and January 31, 2017, the fair value of the Company's debt approximates carrying value.

Shares for Services and Other Assets

The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date, as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option pricing model.  These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures.  The Company has historically issued stock options and vested and no vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period. None have been issued in the periods presented in these financials.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with paragraph 350-20-35-1 of the FASB Accounting Standards Codification for goodwill is not amortized. The Company periodically, at least on an annual basis, reviews goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the goodwill is impaired. If the goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company issued 200,000,000 shares of its common stock for certain intangibles on April 30, 2017 and valued the assets as goodwill in the amount of $20,000.

Intangibles with Finite Lives

The Company applies the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10, Property, Plant and Equipment, where applicable to all long lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

The Company does not amortize any intangible assets with finite lives.

Goodwill and intangible assets are reviewed for potential impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Management determined no impairment adjustment related to these intangibles was necessary.

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

Due (To) Related Party

From time to time during the three months ended April 30, 2017 and the year ended January 31, 2017, advances were made to and from the Company's current President (also a significant stockholder) and an entity owned 100% by this individual (collectively, the "related party") and another shareholder of the Company.  These advances are short-term in nature, non-interest bearing and are the primary source of funding for the Company.  For the three months ended April 30, 2017 and the year ended January 31, 2017, the activity with the related parties consisted of the following:

	Three Months
	Ended		Year Ended
	April 30, 2017		January 31, 2017
Balance due from (to) related party - Beginning		$109,445		$87,343
Accrued consulting fees		3,000		24,000
Repayments made to related party		-		(25,898)
Proceeds received from related party		23,199		24,000
Balance due to related party - Ending	$135,644	$109,445

NOTE 5 - INCOME TAXES

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended April 30, 2017.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of April 30, 2017, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2016, 2015 and 2014 federal return remain open to examination.

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

The provision (benefit) for income taxes for the three months ended April 30, 2017 and the year ended January 31, 2017 consists of the following:

	2017	2017
Federal:
Current	$ -	$ -
Deferred	-	-

State:
Current	-	-
Deferred	-	-

	$ -	$ -

Net deferred tax assets consist of the following components as of April 30, 2017 and January 31, 2017:

	2017	2017

Deferred tax assets:
Operating Loss	$1,027,425	$1,026,920
Deferred tax liabilities:	-	-

Valuation allowance	(1,027,425)	(1,026,920)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the three months ended April 30, 2017 and the year ended January 31, 2017.

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

NOTE 6 - COMMON STOCK

On April 30, 2017, the Company licensed and acquired an option on other intellectual property valued at $20,000 for 200,000,000 shares of its common stock. The cost of $20,000 valued at fifty percent of the trading value of the Company's common stock was treated as goodwill on the Company's balance sheet.

NOTE 7 - PREFERRED STOCK

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock as described below:

	Total Series Authorized	Stated Value	Voting	Annual Dividends per Share	Conversion Rate
Series A	25,000,000	None	Yes	As per common stock	5,000 shares of common for every preferred share.

NOTE 8 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 28, 2017, the date the financial statements were issued. No subsequent events had occurred as of July 28, 2017.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent managements best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This report on Form 10-Q and other reports filed by Gold Entertainment Group, Inc. ("GEGP", " we,", "us", "our", or the "Company") from time to time with the U.S. Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by Company's management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," or the negative of these terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company's industry, the Company's operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

The Company was originally incorporated in the State of Nevada on February 3, 1999 as a C corporation under the name ADVANCED MEDICAL TECHNOLOGIES INC. / CANADA. The fiscal year end is January 31st. On April 5, 2002, the Stock Exchange and Merger Agreement entered into between Gold Entertainment Group, Inc. and Advanced Medical Technologies, Inc. was filed with the Nevada Secretary of State. Advanced Medical Technologies, Inc., amended its name to Gold Entertainment Group, Inc. On August 28, 2007 the state of incorporation was changed from Nevada to Florida.

A registration statement has been filed with the Securities and Exchange Commission on January 3 2017. Upon the effectiveness of the registration statement, 60 days following the filing date, we became subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and we are required to file periodic reports, proxy statements and other information with the Securities and Exchange Commission.

PLAN OF OPERATION

On April 30, 2017 the Company entered into a Software License Agreement in exchange for two hundred million (200.000,000) shares of Common Stock. The Company also has an option, at terms yet to be negotiated, to acquire the software company that produces it. The software is used to manage all aspects of an event including physical resources, event coordinators, assistants, attendees and payments where applicable. The software also manages and maintains a revolving website for each event prior to, during and after the event.

The Company intends to use this software as a basis for the licensing or acquisition of other assets. Each asset will be targeted towards a particular market segment.

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

RESULTS OF OPERATION

We are a development stage company with limited operations. As of April 30, 2017, we had total assets of $43,071 and total liabilities of $154,364. We anticipate that we will continue to incur losses in the next 12 months while we explore new business opportunities and generate positive cash flow. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities or by further contributions from our sole Officer and Director.

Quarter Ended April 30, 2017

Revenues

During the three month periods ending April 30, 2017 and 2016, the Company did generate any revenues.

Operating Expenses

During the three month periods ended April 30, 2017 and 2016, we incurred general and administrative expenses and professional fees of $3,336 compared to $6,300. General and administrative and professional fee expenses incurred during the three month periods ended April 30, 2017 and 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs. The expenses decrease for the current period due to a service contract being cancelled.

Net Losses

Our net loss for the three months ended April 30, 2017 was $3,336 compared to a net loss of $6,300 during the three months ended April 30, 2016. The major reason for the reduction of our net loss was a service contract was terminated in the current period.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2017

As of April 30, 2017 our current assets were $23,071 compared to $2,902 at April 30, 2016. The major reason for the increase was related party loans. As of April 30, 2017, our current liabilities were $154,364 compared to $111,743 in current liabilities at April 30, 2016. The major reason for the increase in the current liabilities was due to the increase in consulting fees due to management.

As at April 30, 2017 the Company had $23,071 cash on hand, has incurred losses of $3,336 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Cash Flows from Operating Activities

For the three months ended April 30, 2017, net positive cash flows from operating activities was $22,883 compared to decrease of cash flows in the prior period of $200.. The reason for the increase in operations for the current period was that a related party advanced certain monies to the company.

Cash Flows from Investing Activities

We neither generated nor used funds in investing activities during the three months ended April 30, 2017 and 2016.

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

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of April 30, 2017, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company's securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations. Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its' acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

REVENUE RECOGNITION

The Company followed the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. Revenue is recognized at point of sale.

The Company reported revenue net of sales and use taxes collected from customers and are remitted to governmental taxing authorities.

SHARE BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards' grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. Controls and Procedure

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. Our disclosure controls and procedures are not effective as a result of the following material weaknesses:

a)

The Company lacks the financial infrastructure to account for complex transactions which may result in a greater than normal risk that material errors may occur in the financial statements and not be detected timely.

b)

The Company does not have a full time CFO, and currently relies upon independent financial reporting consultants for review of critical accounting areas and disclosures of material non-standard transactions.

c)	The Company lacks sufficient personal to allow for proper segregation of duties.

Changes in Internal Controls

We have also evaluated our internal control for financial reporting and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.

RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 30, 2017, in conjunction with the Software Licensing Agreement, the Company authorized the issuance of two hundred million (200.000,000) common shares.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS.

No senior securities were issued and outstanding during the three months ended April 30, 2017.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable

ITEM 5.

OTHER INFORMATION.

No report required.

ITEM 6.

EXHIBITS.

Table of Exhibits

31.1	Certification of Chief Executive Officer & Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1

Certification of Chief Executive Officer & Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

99	Software Licensing Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Hamon Fytton

Date: July 28, 2017

By: Hamon Fytton, Chief Executive Officer, Chief Financial Officer, Director