Form 10-Q/A
period 2017-04-30
GOLD ENTERTAINMENT GROUP INC
filed 2017-08-09
CIK 1081188

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

■ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number: 000-28571

Gold Entertainment Group, Inc.

(Exact name of Registrant as specified in its charter)

Florida	7380	98-0206212
(State or other jurisdiction of incorporation or formation)	Primary Standard Industrial Classification Code Number	(I.R.S. employer identification number)

429 W PLUMB LANE

RENO, NV 89509

 (Address of principal executive offices - Zip Code)

561-927-0605

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ■ Yes □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ■ Yes □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filed	□
Non-accelerated filer	□	Smaller reporting company	■
Emerging Growth Company	■

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ■ Yes □ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date.

Class	Outstanding as of August 7, 2017
Common Stock, $0.0001	9,181,501,513

Gold Entertainment Group, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Gold Entertainment Group, Inc.

(AN EMERGING GROWTH COMPANY)

GOLD ENTERTAINMENT GROUP, INC.
BALANCE SHEETS (UNAUDITED)

	April 30,	January 31,
	2017	2017
ASSETS

Current Assets:
Cash	$23,071	$188

Total Current Assets	23,071	188

Other Assets:
Software License	20,000	-

Total Other Assets	20,000	-

Total Assets	$43,071	$188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Account payable and accrued expenses	$120	$100
Account payable and accrued expenses-Related parties	135,644	109,445
Equity subscription payable	18,600	18,600
Convertible note payable	-	-

Total Current Liabilities	154,364	128,145

Total Liabilities	154,364	128,145

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

Goodwill and Intangibles without Finite Lives

In accordance with paragraph 350-20-35-1 of the FASB Accounting Standards Codification for intangibles without finite lives are not amortized. The Company periodically, at least on an annual basis, reviews intangibles, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the carrying value of the intangible is impaired. If the intangible is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company issued 200,000,000 shares of its common stock for certain a software license and share agreement on April 30, 2017 and valued the intangibles acquired at $20,000, with no provision for impairment as it was not deemed necessary at April 30, 2017.

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

The provision (benefit) for income taxes for the three months ended April 30, 2017 and the year ended January 31, 2017 consists of the following:

	2017	2017
Federal:
Current	$ -	$ -
Deferred	-	-

State:
Current	-	-
Deferred	-	-

	$ -	$ -

Net deferred tax assets consist of the following components as of April 30, 2017 and January 31, 2017:

	2017	2017

Deferred tax assets:
Operating Loss	$1,027,425	$1,026,290
Deferred tax liabilities:	-	-

Valuation allowance	(1,027,425)	(1,026,290)

Net deferred tax asset	$ -	$ -

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

NOTE 6 - COMMON STOCK

On April 30, 2017, the Company licensed and acquired an option on other intellectual property valued at $20,000 for 200,000,000 shares of its common stock. The cost of $20,000 valued at fifty percent of the trading value of the Company's common stock was treated as a software license on the Company's balance sheet.

NOTE 7 - PREFERRED STOCK

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock as described below:

	Total Series Authorized	Stated Value	Voting	Annual Dividends per Share	Conversion Rate
Series A	25,000,000	None	Yes	As per common stock	5,000 shares of common for every preferred share.

NOTE 8 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 7, 2017, the date the financial statements were issued, and no subsequent events had occurred.

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

/s/ Hamon Fytton

Date: August 7, 2017

By: Hamon Fytton, Chief Executive Officer, Chief Financial Officer, Director