Form 10-Q
period 2017-07-31
GOLD ENTERTAINMENT GROUP INC
filed 2017-12-21
CIK 1081188

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

■ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

561-927-0605

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  □ Yes ■ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, $0.0001	9,181,501,513

Gold Entertainment Group, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Gold Entertainment Group, Inc.

(AN EMERGING GROWTH COMPANY)

GOLD ENTERTAINMENT GROUP, INC.
BALANCE SHEETS (UNAUDITED)

	July 31,	January 31,
	2017	2017
ASSETS

Current Assets:
Cash	$3,875	$188

Total Current Assets	3,875	188

Other Assets:
Software license, net of amortization of $1,000 at July 31, 2017 and $-0- at January 31, 2017	19,000	-

Total Other Assets	19,000	-

Total Assets	$22,875	$188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Account payable and accrued expenses	$1,920	$100
Account payable and accrued expenses-Related parties	101,145	109,445
Stock subscription payable	18,600	18,600

Total Current Liabilities	121,665	128,145

Total Liabilities	121,665	128,145

Stockholders' Deficit:
Preferred stock, 50,000,000 shares authorized, no par value with 25,000,000 shares designated as
Class A Convertible, of which 1,000,000 shares are issued and
outstanding at July 31, 2017 and January 31, 2017.	-	-
Common stock, $.0001 par value, 25,000,000 shares authorized;
9,181,501,513 and 8,981,501,513 shares issued and outstanding at
July 31, 2017 and January 31, 2017	918,150	898,150
Additional paid-in capital	2,016,394	1,992,394
Accumulated (deficit)	(3,033,334)	(3,018,501)

Total Stockholders' Deficit	(98,790)	(127,957)

Total Liabilities and Stockholders' Deficit	$22,875	$188

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended	Six Months Ended
	July 31,	July 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses:
administrative	11,496	6,489	14,833	12,789

Total Operating Expenses	11,496	6,489	14,833	12,789

Loss from Operations	(11,496)	(6,489)	(14,833)	(12,789)

Net loss before taxes	(11,496)	(6,489)	(14,833)	(12,789)

Income taxes	-	-	-	-

Net loss after taxes	$(11,496)	$(6,489)	$(14,833)	$(12,789)

Net loss per share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share - Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	9,181,501,513	8,981,501,513	9,181,501,513	8,981,501,513
Diluted	9,181,501,513	8,981,501,513	9,181,501,513	8,981,501,513

GOLD ENTERTAINMENT GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

	For the Six Months Ended July 31, 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	No Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, February 1, 2017	1,000,000	$-	8,981,501,513	$898,150	$1,992,394	$(3,018,501)	$(127,957)

Common stock issued for acquisition of software license	-	-	200,000,000	20,000	-	-	20,000

Forgiveness of debt to related party					24,000		24,000

Net loss for the six months ended July 31, 2017	-	-	-	-	-	(14,833)	(14,833)

Balance, July 31, 2017	1,000,000	$-	9,181,501,513	$918,150	$2,016,394	$(3,033,334)	$(98,790)

GOLD ENTERTAINMENT GROUP, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	July 31,
	2017	2016
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:	$(14,833)	$(12,789)

ITEMS NOT AFFECTING CASH:
Amortization	1,000	4---

CHANGES IN OPERATING ASSETS/LIABILITIES:
Increase (decrease) in accounts payable and accrued expenses	1,820	500
Increase (decrease) in accounts payable and accrued expenses-related parties	15,700	28,356

NET CASH FROM (USED) IN OPERATING ACTIVITIES	3,687	16,067

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

NET CASH (USED) FOR FINANCING ACTIVITIES	-	-

NET INCREASE IN CASH	3,687	16,067

CASH AT BEGINNING OF PERIOD	188	3,102

CASH AT END OF PERIOD	$3,875	$19,169

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:

Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities: Forgiveness of related party debt.	$24,000	$-

GOLD ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2017 and January 31, 2017

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

The Company's current business plan is primarily to serve as a vehicle for the acquisition of or merger or consolidation with another company (a "target business").  The Company intends to use its capital stock, debt, or a combination of these to affect a business combination with a target business which management believes has significant growth potential.

Basis of Presentation

The financial statements included herein have been prepared by the Company. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the six months ended July 31, 2017 and 2016 and our financial position as of July 31, 2017 and January 31, 2017 have been made.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses through July 31, 2017 in the amount of $3,033,334. This factor raises doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

Gold's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at July 31, 2017 and January 31, 2017, respectively.

Fair Value of Financial Instruments

The fair value of the Company's debt as of July 31, 2017 and January 31, 2017, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of July 31, 2017 and January 31, 2017 because of the relative short term nature of these instruments. At July 31, 2017 and January 31, 2017, the fair value of the Company's debt approximates carrying value.

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

Intangibles with Finite Lives

The Company applies the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10, Property, Plant and Equipment, where applicable to all long-lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company issued 200,000,000 shares of its common stock for a license to certain computer software on April 30, 2017 and valued the software license in the amount of $20,000. The value of the software license is being amortized over a 5-year period starting May 1, 2017.

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

Due To Related Party - Accounts payable and accrued expenses

From time to time during the six months ended July 31, 2017 and the year ended January 31, 2017, advances were made to and from the Company's current President (also a significant stockholder) and an entity owned 100% by this individual (collectively, the "related party") and another shareholder of the Company.  These advances are short-term in nature, non-interest bearing and are the primary source of funding for the Company.  For the six months ended July 31, 2017 and the year ended January 31, 2017, the activity with the related parties consisted of the following:

	Six months		Year
	Ended		Ended
	July 31, 2017		January 31, 2017
Balance due to related party - Beginning	$109,445		$87,343
Accrued consulting fees	7,000		24,000
Repayments made to related party	(24,500)	-	(25,898)
Proceeds received from related party	33,200		24,000
Extinguishment of debt from related party	(24,000)
Balance due to related party - Ending	101,145		109,445

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the six months ended July 31, 2017.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of July 31, 2017, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2016, 2015 and 2014 federal return remain open to examination.

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

The provision (benefit) for income taxes for the six months ended July 31, 2017 and the year ended January 31, 2017 consists of the following:

	July 31, 2017	January 31, 2017
Federal:
Current	$ -	$ -
Deferred	-	-

State:
Current	-	-
Deferred	-	-

	$ -	$ -

Net deferred tax assets consist of the following components as of July 31, 2017 and January 31, 2017:

	July 31, 2017	January 31, 2017

Deferred tax assets:
Operating Loss	$1,031,333	$1,026,290
Deferred tax liabilities:	-	-

Valuation allowance	(1,031,333)	(1,026,290)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the six months ended July 31, 2017 and 2016, by the amount of the change in valuation allowance of $5,043 and $4,348.

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

NOTE 6 - COMMON STOCK

On April 30, 2017, the Company licensed and acquired an option on certain computer software and other related intellectual property valued at $20,000 for 200,000,000 shares of its common stock. The value of the license of $20,000 represents management's estimate of the fair market value at the time of the acquisition and was treated as a non-current asset on the Company's balance sheet subject to amortization over a 5-year period.

NOTE 7 - PREFERRED STOCK

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with 25,000,000 shares designated as Class A preferred stock. The Class A preferred stock has the following attributes:

	Total Series Authorized	Stated Value	Voting	Annual Dividends per Share	Conversion Rate
Series A	25,000,000	None	Yes	Same As per common stock	5,000 shares of common for every preferred share.

NOTE 8 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 20, 2017, the date the financial statements were issued. No subsequent events had occurred as of December 20, 2017.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

The Company was originally incorporated in the State of Nevada on February 3, 1999 as a C corporation under the name ADVANCED MEDICAL TECHNOLOGIES INC. / CANADA. The fiscal year end is January 31 st . On April 5, 2002, the Stock Exchange and Merger Agreement entered into between Gold Entertainment Group, Inc. and Advanced Medical Technologies, Inc. was filed with the Nevada Secretary of State. Advanced Medical Technologies, Inc., amended its name to Gold Entertainment Group, Inc. On August 28, 2007 the state of incorporation was changed from Nevada to Florida.

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

PLAN OF OPERATION

On April 30, 2017 the Company entered into a Software License Agreement and an option, described below, in exchange for two hundred million (200,000,000) shares of Common Stock. The Company has an option, at terms yet to be negotiated, to acquire the software company that produces it. The software is used to manage all aspects of an event including physical resources, event coordinators, assistants, attendees and payments where applicable. The software also manages and maintains a revolving website for each event prior to, during and after the event.

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

RESULTS OF OPERATION

We are a development stage company with limited operations. As of July 31, 2017, we had total assets of $22,875 and total liabilities of $121,665. We anticipate that we will continue to incur losses in the next 12 months while we explore new business opportunities and generate positive cash flow. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities or by further contributions from our sole Officer and Director.

Quarter Ended July 31, 2017

Revenues

During the three-month periods ending July 31, 2017 and 2016, the Company did not generate any revenues.

Operating Expenses

During the three-month periods ended July 31, 2017 and 2016, we incurred general and administrative expenses and professional fees of $11,496 compared to $6,489. General and administrative and professional fee expenses incurred during the three-month periods ended July 31, 2017 and 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs. The expenses increased for the current period due to an increase in professional accounting services incurred.

Net Losses

Our net loss for the three months ended July 31, 2017 was $(11,496) compared to a net loss of $(6,489) during the three months ended July 31, 2016. The major reason for the increase in the net loss for the current period is due to an increase in professional accounting services.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2017

As of July 31, 2017 our current assets were $3,875 compared to $188 at January 31, 2017. The major reason for the increase was the increase was the proceeds received on an account payable to a related party. As of July 31, 2017, our current liabilities were $121,665 compared to $128,145 in current liabilities at January 31, 2017. The major reason for the decrease in the current liabilities was due to the extinguishment of debt to a related party.

As at July 31, 2017 the Company had $3,875 cash on hand, has incurred operating losses of $14,833 over the prior six months and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Cash Flows from Operating Activities

For the six months ended July 31, 2017, net cash flows from operating activities was $3,687compared to cash flows from operating activities $16,067 during the six months ended July 31, 2016. The reason for the decrease in net cash flows from operations for the current period was the loss from operations and payment of payables to a related party.

Cash Flows from Investing Activities

We neither generated nor used funds in investing activities during the six months ended July 31, 2017 and 2016.

Cash Flows from Financing Activities

We neither generated nor used funds in investing activities during the six months ended July 31, 2017 and 2016.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities for the short term until acquisition are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses (iv) acquiring existing entertainment train operations. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of July 31, 2017, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company's securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations. Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its' acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 30, 2017, in conjunction with the Software Licensing Agreement, the Company authorized the issuance of two hundred million (200,000,000) common shares.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS.

No senior securities were issued and outstanding during the six months ended July 31, 2017.

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

/s/ Hamon Fytton

Date: December 20, 2017

By: Hamon Fytton, Chief Executive Officer, Chief Financial Officer, Director