Form 10-Q
period 2017-10-31
GOLD ENTERTAINMENT GROUP INC
filed 2017-12-28
CIK 1081188

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

■ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  □ Yes ■ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date.

Class	Outstanding as of October 31, 2017
Common Stock, $0.0001	9,181,501,513

Gold Entertainment Group, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Gold Entertainment Group, Inc.

(AN EMERGING GROWTH COMPANY)

GOLD ENTERTAINMENT GROUP, INC.
BALANCE SHEETS (UNAUDITED)

	October 31,	January 31,
	2017	2017
ASSETS

Current Assets:
Cash	$ 775	$ 188

Total Current Assets	775	188

Other Assets:
Software license, net of amortization of $2,000 at October 31, 2017 and $-0- at January 31, 2017	18,000	-

Total Other Assets	18,000	-

Total Assets	$ 18,775	$ 188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Account payable and accrued expenses	$ 120	$ 100
Account payable and accrued expenses-Related parties	103,145	109,445
Stock subscription payable	18,600	18,600

Total Current Liabilities	121,865	128,145

Total Liabilities	121,865	128,145

Stockholders' Deficit:
Preferred stock, 50,000,000 shares authorized, no par value with 25,000,000 shares designated as
Class A Convertible,
of which 1,000,000 shares are issued and
outstanding at October 31, 2017 and January 31, 2017.	-	-
Common stock, $.0001 par value, 25,000,000,000 shares authorized;
9,181,501,513 and 8,981,501,513 shares issued and outstanding at
October 31, 2017 and January 31, 2017	918,150	898,150
Additional paid-in capital	2,016,394	1,992,394
Accumulated (deficit)	(3,037,634)	(3,018,501)

Total Stockholders' Deficit	(103,090)	(127,957)

Total Liabilities and Stockholders' Deficit	$ 18,775	$ 188

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating Expenses:
General and administrative	4,300	6,401	19,133	19,190

Total Operating Expenses	4,300	6,401	19,133	19,190

Loss from Operations	(4,300)	(6,401)	(19,133)	(19,190)

Net loss before taxes	(4,300)	(6,401)	(19,133)	(19,190)

Income taxes	-	-	-	-

Net loss after taxes	$(4,300)	$(6,401)	$(19,133)	$(19,190)

Net loss per share - Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per share - Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	9,181,501,513	8,981,501,513	9,117,032,649	8,981,501,513
Diluted	9,181,501,513	8,981,501,513	9,117,032,649	8,981,501,513

GOLD ENTERTAINMENT GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

For the Nine Months Ended October 31, 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	No Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, February 1, 2017	1,000,000	$-	8,981,501,513	$898,150	$1,992,394	$(3,018,501)	$(127,957)

Common stock issued for acquisition of software license	-	-	200,000,000	20,000	-	-	20,000

Forgiveness of debt to related party					24,000		24,000

Net loss for the nine months ended October 31, 2017	-	-	-	-	-	(19,133)	(19,133)

Balance, October 31, 2017	1,000,000	$-	9,181,501,513	$918,150	$2,016,394	$(3,037,634)	$(103,090)

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	October 31,
	2017	2016
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:	$ (19,133)	$ (19,190)

ITEMS NOT AFFECTING CASH:
Amortization of intangible assets	2,000	4---

CHANGES IN OPERATING ASSETS/LIABILITIES:
Increase (decrease) in accounts payable and accrued expenses	20	500
Increase (decrease) in accounts payable and accrued expenses-related parties	17,700	16,103

NET CASH FROM (USED) IN OPERATING ACTIVITIES	587	(2,587)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

NET CASH (USED) FOR FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	587	(2,587)

CASH AT BEGINNING OF PERIOD	188	3,102

CASH AT END OF PERIOD	$ 775	$ 515

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:

Interest	-	-
Income taxes	-	-
Non-cash investing and financing activities: Forgiveness of related party debt.	$ 24,000	$ -

GOLD ENTERTAINMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

October 31, 2017 and January 31, 2017

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

Basis of Presentation

The financial statements included herein have been prepared by the Company. In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the nine months ended October 31, 2017 and 2016 and our financial position as of October 31, 2017 and January 31, 2017 have been made.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses through October 31, 2017 in the amount of $3,037,634. This factor raises doubt as to its ability to obtain debt and/or equity financing and achieve profitable operations.

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

Concentration of Risk

The Company places its cash and temporary cash investments with established financial institutions. Management feels this risk is mitigated due to the longstanding reputation of these banks.

In the normal course of business, the Company will extend unsecured credit to the majority of its customers. Management periodically reviews its outstanding accounts receivable and establishes an allowance for doubtful accounts based on historical collection trends and other criteria.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at October 31, 2017 and January 31, 2017, respectively.

Fair Value of Financial Instruments

The fair value of the Company's debt as of October 31, 2017 and January 31, 2017, approximated fair value at those times.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts payable, accrued expenses and notes payables approximated fair value as of October 31, 2017 and January 31, 2017 because of the relative short term nature of these instruments. At October 31, 2017 and January 31, 2017, the fair value of the Company's debt approximates carrying value.

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

Due To Related Party - Accounts payable and accrued expenses

From time to time during the nine months ended October 31, 2017 and the year ended January 31, 2017, advances were made to and from the Company's current President (also a significant stockholder) and an entity owned 100% by this individual (collectively, the "related party") and another shareholder of the Company.  These advances are short-term in nature, non-interest bearing and are the primary source of funding for the Company.  For the nine months ended October 31, 2017 and the year ended January 31, 2017, the activity with the related parties consisted of the following:

	Nine months		Year
	Ended		Ended
	October 31, 2017		January 31, 2017
Balance due to related party - Beginning	$109,445		$87,343
Accrued consulting fees	10,000		24,000
Repayments made to related party	(25,500)	-	(25,898)
Proceeds received from related party	33,200		24,000
Extinguishment of debt from related party	(24,000)
Balance due to related party - Ending	$103,145		$109,445

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

At the adoption date of January 1, 2007, we had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the nine months ended October 31, 2017.

We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of October 31, 2017, we had no accrued interest or penalties related to uncertain tax positions. The tax years of the 2016, 2015 and 2014 federal returns remain open to examination.

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

The provision (benefit) for income taxes for the nine months ended October 31, 2017 and the year ended January 31, 2017 consists of the following:

	October 31, 2017	January 31, 2017
Federal:
Current	$ -	$ -
Deferred	-	-

State:
Current	-	-
Deferred	-	-

	$ -	$ -

Net deferred tax assets consist of the following components as of October 31, 2017 and January 31, 2017:

	October 31, 2017	January 31, 2017

Deferred tax assets:
Operating Loss	$1,032,795	$1,026,290
Deferred tax liabilities:	-	-

Valuation allowance	(1,032,795)	(1,026,290)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the nine months ended October 31, 2017 and 2016, by the amount of the change in valuation allowance of $6,505 and $6,525.

The Company has unused net operating loss carryforwards for income tax purposes totaling approximately $3,037,634 and $3,018,501 at October 31, 2017 and January 31, 2017, respectively, expiring through the year 2036 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty (50%) percent of a corporation within a three (3) year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards.  Such a change in ownership may have occurred in connection with the private placement of securities. Additionally, the Company's utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of options or other future issuances of common stock.

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

NOTE 8 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 28, 2017, the date the financial statements were issued. No subsequent events had occurred as of December 28, 2017.

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

The Company was originally incorporated in the State of Nevada on February 3, 1999 as a C corporation under the name ADVANCED MEDICAL TECHNOLOGIES INC. / CANADA. The fiscal year end is January 31. On April 5, 2002, the Stock Exchange and Merger Agreement entered into between Gold Entertainment Group, Inc. and Advanced Medical Technologies, Inc. was filed with the Nevada Secretary of State. Advanced Medical Technologies, Inc., amended its name to Gold Entertainment Group, Inc. On August 28, 2007 the state of incorporation was changed from Nevada to Florida.

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

PLAN OF OPERATION

On April 30, 2017, the Company entered into a Software License Agreement and an option, described below, in exchange for two hundred million (200,000,000) shares of Common Stock. The Company has an option, at terms yet to be negotiated, to acquire the software company that produces it. The software is used to manage all aspects of an event including physical resources, event coordinators, assistants, attendees and payments where applicable. The software also manages and maintains a revolving website for each event prior to, during and after the event.

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

RESULTS OF OPERATION

We are a development stage company with limited operations. As of October 31, 2017, we had total assets of $18,775 and total liabilities of $121,865. We anticipate that we will continue to incur losses in the next 12 months while we explore new business opportunities and generate positive cash flow. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities or by further contributions from our sole Officer and Director.

Quarter Ended October 31, 2017

Revenues

During the three-month periods ending October 31, 2017 and 2016, the Company did not generate any revenues.

Operating Expenses

During the three-month periods ended October 31, 2017 and 2016, we incurred general and administrative expenses and professional fees of $4,300 compared to $6,401. General and administrative and professional fee expenses incurred during the three-month periods ended October 31, 2017 and 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs. The expenses decreased for the current period due to an decrease in professional accounting services incurred.

Net Losses

Our net loss for the three months ended October 31, 2017 was $(4,300) compared to a net loss of $(6,401) during the three months ended October 31, 2016. The major reason for the decrease in the net loss for the current period is due to an decrease in professional accounting services.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017

As of October 31, 2017, our current assets were $775 compared to $188 at January 31, 2017. The major reason for the increase was the increase in the proceeds received on an account payable to a related party. As of October 31, 2017, our current liabilities were $121,665 compared to $128,145 in current liabilities at January 31, 2017. The major reason for the decrease in the current liabilities was due to the extinguishment of debt to a related party.

As of October 31, 2017, the Company had $775 cash on hand, has incurred operating losses of $19,133 over the prior nine months and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Cash Flows from Operating Activities

For the nine months ended October 31, 2017, net cash flows from operating activities was $587 compared to cash flows used in operating activities $(2,587) during the nine months ended October 31, 2016. The reason for the increase in net cash flows from operations for the current period was the loss from operations and an increase of payables to a related party.

Cash Flows from Investing Activities

We neither generated nor used funds in investing activities during the nine months ended October 31, 2017 and 2016.

Cash Flows from Financing Activities

We neither generated nor used funds in investing activities during the nine months ended October 31, 2017 and 2016.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities for the short term until acquisitions are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

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

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of October 31, 2017, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company's securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations. Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

No senior securities were issued and outstanding during the nine months ended October 31, 2017.

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

/s/ Hamon Fytton

Date: December 28, 2017

By: Hamon Fytton, Chief Executive Officer, Chief Financial Officer, Director