Form 10-Q/A
period 2002-10-31
GOLD ENTERTAINMENT GROUP INC
filed 2018-06-01
CIK 1081188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission File No. 0-28571

GOLD ENTERTAINMENT GROUP, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada 98-0206212

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

2805 East Oakland Park Blvd., PMB 363

Ft. Lauderdale, FL 33306

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (561) 927-0605

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock ($.001 Par Value) 10,426,362

(Title of Class) Shares Outstanding as of October 31, 2002

Transitional Small Business Disclosure Format: [ ] YES [X] NO

INDEX

Part I FINANCIAL INFORMATION

ITEM 1. Financial Statements Page

Balance Sheet - October 31, 2002(unaudited) - F-1

Statements of Operations (unaudited) - Nine Months Ended October 31, 2002 and 2001 and for the period from February 3, 1999 (inception) until October 31, 2002 - F-2

Statements of Operations - Three Months Ended October 31, 2002 and 2001 - F-3

Statements of Cash Flows - Three Months Ended October 31, 2002 and 2001 and for the period from

February 3, 1999 (date of inception) to October 31, 2002 - F-4

Notes to Consolidated Financial Statements - F-5

ITEM 2. Management's Discussion and Analysis or Plan of Operation 3

ITEM 3. Controls and Procedures 6

Part II - OTHER INFORMATION

ITEM 1. Legal Proceedings - Page 6

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3. Defaults Upon Senior Securities 8

ITEM 4. Submission of Matter to a Vote of Security Holders 8

ITEM 5. Other Information

Signatures - Page 9

Certifications - Pages 11-13

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

OCTOBER 31, 2002

ASSETS
CURRENT ASSETS
Cash	$96

Total current assets	96

Total Assets	$96

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and Accrued Expenses	$122,430
Accrued consulting fees-related party	-

Total current liabilities	122,430
LONG TERM LIABILITIES
Loan payable- related party	79,200

Total Liabilities	201,630

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0. 001 par value, 200,000,000 shares authorized; 10,426,362 shares issued and outstanding	10,426
Additional paid-in capital	446,250
Retained earnings (deficit)	(658,210)

Total Stockholders' equity (deficit)	(201,534)

Total Liabilities and Stockholders' Equity (Deficit)	$96

The accompanying notes are an integral part of the financial statements

F1

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE PERIOD

FEB 3, 1999

(INCEPTION) NINE MONTHS ENDED

UNTIL OCTOBER 31

	Inception	2002	2001

REVENUES	$0	$0	$0

OPERATING EXPENSES	658,210	105,547	369,323

Loss before provision for income taxes	(658,210)	(105,547)	(369,323)
Income taxes	-0-	-0-	-0-

Net income (loss)	$(658,210)	$(105,547)	$(369,323)

Net income (loss) per common share, basic		$ 0.00	$ (0.17) 0.00

Weighted average number of common shares outstanding		18,553,995	2,147,030

* The accompanying notes are an integral part of the financial statements

F2

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31

	2002	2001
REVENUES	$0	$0

OPERATING EXPENSES	20,034	219,098

Loss before provision for income taxes	(20,034)	(219,098)
Income taxes	-0-	-0-

Net income (loss)	$(20,034)	$(219,098)

Net income (loss) per common share, basic	$ 0.00	$ (0.10) 0.00

Weighted average number of common shares outstanding	20,300,769	2,147,030

The accompanying notes are an integral part of the financial statements

F3

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001 AND FOR THE PERIOD

FEBRUARY 3, 1999, (DATE OF INCEPTION) TO OCTOBER 31, 2002ccc

FOR THE NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001 AND FOR THE PERIOD FEBRUARY 3, 1999, (DATE OF INCEPTION) TO OCTOBER 31,	Since Inception	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (658,210)	$ (105,547)	$ (369,323)
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	16,500	0	16,500
Common stock issued for patent and consulting fees	50,000	0	50,000
Capital contribution costs	10,800	0	0
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued expenses	122,430	(105,216)	173,823
Increase (decrease) in accrued expenses-related parties	194,832	0	109,000

Net cash provided (used) by operating activities	(263,648)	(210,763)	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	- 0 -	- 0 -

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	184,544	131,659	20,000
Increases of Shareholders Loans	79,200	79,200	0

Net cash provided (used) by financing activities	263,744	210,859	20,000

Net increase (decrease) in cash	96	96	0

CASH and equivalents, beginning of period	0	0	0

CASH and equivalents, end of period	$ 96	$ 96	$ 0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$0	$0	$0
Payment of interest in cash	$0	$0	$0

The accompanying notes are an integral part of the financial statements

F4

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2002

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

As of March 26, 2002, the Company as a result of it abandonment of its patent rights and termination of its previous consulting agreements, will not pursue its previous business plan involving multimedia internet bases. The company intends to engage in internet related business ventures.

On March 26, 2002, pursuant to the "Stock Exchange and Merger Agreement" the Company consummated a "reverse acquisition" and changed its name to Gold Entertainment Group, Inc.

Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected January 31 at the annual year-end.

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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The results of operations for the periods ending October 31, 2002 and 2001 may not be indicative of a full years results.

F5

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is $658,210.

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

OCTOBER 31, 2002

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

Nine Months Ending October 31, 2002

Statutory federal income tax rate and effective tax rate 34%

The amount recorded as a deferred tax asset as of October 31, 2002, approximately $658,000. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The Company has a net operating loss carry forward as of October 31, 2002 of approximately $658,210 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement in 1999

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has informally assumed the obligation for monthly lease payments of $ 689 for its office faculty entered into originally by a related party. The majority stockholder and officer of the Company advanced as of October 31, 2002 $ 79,200 for working capital. This loan is unsecured, non -interest bearing and has no maturity date.

Effective September 30, 2002, a related party contributed to capital $ 194,832. This represents the balance of accrued consulting fees outstanding. Additionally, this related party received the rights to certain company owned patents and intellectual property.

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2002

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

NOTE 5 CAPITAL TRANSACTIONS

On March 25, 2002, the Board of Directors adopted a resolution for a 1 for 25 reverse split of the Company's common shares.

On March 26, 2002, the Company issued 9,210,000 shares of common stock pursuant to a Merger agreement

On March 2002, the Company sold 118,648 shares of common stock for $131,659

On September 2, 2002 the Company President and majority shareholder of the company, donated 6 million shares back to the company (which were canceled).

On September 26, 2002, the Company initiated a 2.5:1 forward stock split

The stock splits did not change the par value of the Company's common stock. All common stock financial data has been appropriately restated

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2002

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to October 31, 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" Transition and Disclosure an Amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," providing for an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company's adoption of the interim disclosure provisions of SFAS 148 did not affect its financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This Quarterly Report on form 10-QSB contains forward-looking statements. Such forward-looking statements are generally accompanied by words such as "intends," "projects," "strategies," "believes," "anticipates," "plans," and similar terms that convey the uncertainty of future events or outcomes. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

OVERVIEW

We were incorporated under the laws of the State of Nevada on February 3, 1999. We were organized primarily for the purpose of establishing a website information system specializing in the medical industry.

This concept was terminated by management during the latter part of the year 2000 and all rights to the Company's previous website was transferred to the Company's former President, Irving Abrams.

In January 2001, we acquired from James J. Reidy an exclusive license to patents relating to technology that produces pure drinking water directly from the air. At this time, we entered into a consulting agreement with Mr. Reidy who will assist the Company in arranging for the manufacture and sale of WaterStar machines that are based on the acquired technology. In March 2002, we decided to abandon this business.

On April 5, 2002, we entered into a Stock Exchange and Merger Agreement with Gold Entertainment Group, Inc. (the "Company"). In connection with this merger, our previous management team resigned and a new management team, consisting of Hamon Francis Fytton and Marc Boyer joined our company. New management intends to engage in the business of providing pre-paid Internet access cards to be marketed through retail locations. We further intends to establish a network of distributors to market a variety of the Company's pre-paid Internet access cards through their existing channels. To accomplish this, the Company intends to build on existing relationships with potential distributors and to focus on strategic partnerships for distribution, marketing and billing systems. The Company took initial steps to develop this business during the nine months ended October 31, 2003.

RESULTS OF OPERATIONS

We are a development stage company and have not had any revenues from the date of inception through October 31, 2002. Our business focus changed on March 26, 2002 when new management acquired control of our company. We are now focused on developing the business of providing pre-paid Internet access cards to be marketed through retail locations.

Our operating expenses were $105,547 during the nine months ended October 31, 2002 and $369,323 during the nine months ended October 31, 2001. Our operating expenses in the nine months ended October 31, 2002 were related to accounting, audit and legal expenses. Our operating expenses in the nine months ended October 31, 2001 were expenses related to debt reduction.

Our net loss for the nine months ended October 31, 2002 was $105,547 compared to a net loss of $369.323 during the nine months ended October 31, 2001. Our net loss from inception, February 3, 1999 through October 31, 2002 is $658,210.

As of October 31, 2002, we had $96 cash on hand. Our total liabilities are $201,630, consisting of $122,430 in accounts payable and $79,200 due to our Chief Executive Officer for a loan that he advanced to our company in March 2002.

We have satisfied our capital requirements during this time period by related party contributions and expect to use director loans to finance our operations.

In connection with the Merger, we implemented a 1 for 25 reverse stock split of our common stock on February 25, 2002 and issued 9, 210,000 shares of our common stock to the shareholders of Gold Entertainment one day later. On September 2, 2002, Francis Fytton, our President and majority shareholder donated 6 million shares of our common stock to our company, which were subsequently cancelled. Effective as of September 26, 2002, we implemented a 2.5 for 1 forward stock split. As of October 31, 2002, we have 10,426,362 shares of our common stock issued and outstanding.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We did not prepare financial statements for the nine months ended October 31, 2002 until November 2004 so we were not able to carry out an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2002. However, Hamon Francis Fytton, our Chief Executive Officer and Chief Financial Officer, did conduct an evaluation as of December 14, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer was able to conclude that our disclosure controls and procedures were effective in accumulating and communicating to our management, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Based on an evaluation, under the supervision and with the participation of our management, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with the evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any other litigation, other than those actions arising from the normal course of business, and for which management does not believe will have a material effect on the Company's operations, except for the matters described below:

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

1ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1. Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

Exhibit 31.2. Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

Exhibit 32.2. Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ENTERTAINMENT GROUP, INC.

Prepared and Signed

December 21, 2004 By: /s/ Hamon Francis Fytton

Hamon Francis Fytton

Chief Executive Officer, Chief Financial Officer and Director

(Chief Financial Officer and Duly Authorized by the Registrant)

EXHIBIT INDEX

Exhibit 31.1. Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

Exhibit 31.2. Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

Exhibit 32.2. Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*