Form 10-K
period 2003-01-31
GOLD ENTERTAINMENT GROUP INC
filed 2018-06-01
CIK 1081188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

0 - 28571

Commission File Number

Gold Entertainment Group, Inc.

(Exact Name Registrant as Specified in its Charter)

Nevada --------------------------------------- (State of incorporation)	98-0206212 ---------------------------------- (I.R.S. Employer Identification No.)

2805 East Oakland Park Boulevard, PMB 363

Ft. Lauderdale, FL 33306

(Address of principal executive offices)

(561) 927-0605

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each Exchange on which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by check mark if disclosure of delinquent filers pursuant Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

The aggregate market value of the registrant's voting stock held by non-affiliates, based upon the closing price for the common stock of $.001 per share as reported on the Pink Sheets on January 31, 2003 was approximately $10,426.00 (based on 10,426,362 shares outstanding).

There were 10,426,362 shares of common stock, issued and outstanding at January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE: None

GOLD ENTERTAINMENT GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operations

Item 7. Financial Statements and Supplementary Date

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

Item 8B. Other Information

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits

Item 14. Principal Accountant Fees and Services

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "intends," and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations - Factors That May Affect Future Results and Market Price of Stock."

Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect Management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward- looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

We were incorporated under the laws of the State of Nevada on February 3, 1999. We were organized primarily for the purpose of establishing a website information system specializing in the medical industry. This concept was terminated by management during the latter part of the year 2000 and all rights to the Company's previous website (www.txsave.com ) were transferred to the Company's former President, Irving Abrams.

In January 2001, we acquired from James J. Reidy an exclusive license to patents relating to technology that produces pure drinking water directly from the air. At this time, we entered into a consulting agreement with Mr. Reidy who was going to assist the Company in arranging for the manufacture and sale of WaterStar machines that were based on the acquired technology. .In March 2002, we decided to abandon this business.

On April 5, 2002, we entered into a Stock Exchange and Merger Agreement with Gold Entertainment Group, Inc. (the "Company"). In connection with this merger, our previous management team resigned and a new management team, consisting of Hamon Francis Fytton and Dan Boyer joined our company.

New management intends to engage in the business of providing pre-paid Internet access cards to be marketed through retail locations. It further intends to establish a network of distributors to market a variety of the Company's pre-paid Internet access cards through their existing channels. To accomplish this, the Company intends to build on existing relationships with potential distributors and to focus on strategic partnerships for distribution, marketing and billing systems. The Company took initial steps to develop this business during the fiscal year ended January 31, 2003.

Employees

As of January 31, 2003, we did not have any employees. Hamon Frances Fytton, the Chief Executive Officer of Gold Entertainment, has been providing and overseeing all business activities of the company.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale Florida in a 300 square foot office facility in an executive office suite. We have a month to month lease through January 2003. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the Pink Sheets under the symbol "GEGP". Set forth below is the range of high and low information for our common stock as traded on the Pink Sheets during fiscal 2003 and fiscal 2002. This information regarding trading on the Pink Sheets represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions.

Fiscal Period	HIGH	LOW
2003:
First quarter (February - April 30, 2002)	$0.1	$0.004
Second quarter (May 1 - July 30, 2002)	$0.004	$0.001
Third quarter (August 1 - October 30, 2002)	$0.008	$0.001
Fourth quarter (November 1 - January 31, 2003)	$0.20	$0.001
2002:
First quarter (February - April 30, 2001)	$0.80	$0.10
Second quarter (May 1 - July 30, 2001	$0.70	$0.10
Third quarter (August 1 - October 30, 2001)	$0.14	$0.01
Fourth quarter (November 1 - January 31, 2002)	$0.06	$0.005

As of January 31, 2003, there were 74 record holders of our outstanding common stock.

COMMON STOCK

The Company has never declared or paid cash dividends on its common stock and the Company's Board of Directors intends to continue its policy for the foreseeable future.. Future dividend policy will depend upon the Company's earnings, financial condition, contractual restrictions and other factors considered relevant by the Company's Board of Directors and will be subject to limitations imposed under Delaware law.

On March 25, 2002, the Board of Directors implemented a 1 for 25 reverse split of the Company's common stock. On September 26, 2002, the Company implemented a 2.5 for 1 forward stock split.

ITEM 6. Management's DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We did not generate any revenues in the fiscal year ended January 31, 2003 or the fiscal year ended January 31, 2002 and have not generated any revenues since our inception on February 3, 1999. Our general and administrative expenses were $107,513 in fiscal 2003 and $467,470 in fiscal 2002. Since inception, our operating expenses have been $660,176. Our operating expenses were significantly lower in fiscal 2003 compared to fiscal 2002 because Gold Entertainment Group Inc. is engaged in a significantly different business than in fiscal 2002 with much lower operating costs. As a result of the forgoing, our net loss for the fiscal year ended January 31, 2003 was $107,513 and $467,470 for fiscal 2003. Our cumulative loss from inception is $660,176.

At January 31, 2003, we had no cash on hand. Our current liabilities consisted of accounts payable and accrued expenses of $122,100, and a loan payable to a related party of $81,400. Our stockholder's equity was negative $203,500.

Operations in fiscal 2003 were funded by capital contributions from our directors. The company actively sought investment capital from a variety of sources during fiscal 2003. The company did not anticipate that it would receive any significant investments until the stock was actively traded which would require a Form 15c-211 being successfully filed by a broker dealer. A filing was made in December 2002 which was later abandoned. Our current plan requires investment capital in order to proceed beyond the current prototype stage into full operation.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

We are a development stage company

  We are in the development stage and our proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history.  Our proposed product, pre-paid Internet access cards, remain in development, has not been tested in its commercial applications, and there can be no assurance regarding its commercial success.  The likelihood of the Company's success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business and the competitive environment in which we will operate. In order to commence operations, we have to develop and implement relationships with suppliers and customers that do not yet exist. We have had no revenues to date and there can be no assurance of future revenues. As a result of the start-up nature of our business and the fact that we will incur start-up expenses, we expect to sustain initial operating losses.

 No Assurances of Revenue or Profitability

We anticipate that our primary source of revenue will come from the sale of our pre-paid Internet access cards. However, we have not conducted any marketing tests and do not know if people will purchase our pre-paid Internet access cards. If people do not purchase a sufficient number of Internet access cards, we will not generate enough revenues to cover our overhead expenses and will not be profitable.

 We need additional capital

The market for pre-paid Internet access cards is capital intensive and it will require significant capital expenditures to complete and develop this business. We expect to make significant capital expenditures in the future to develop this business. If we are unable to secure needed additional financing, if and when needed, it may limit our ability to develop the pre-paid Internet access card business. In the event that our plans or assumptions change or prove to be inaccurate or if cash flow proves to be insufficient, due to unanticipated expenses or otherwise, it may seek to minimize cash expenditures and/or obtain additional financing in order to support our plan of operations. Additional funding, whether obtained through public or private debt or equity financing, or from strategic alliances, may not be available when needed or may not be available on terms acceptable to us.

Our business model is not proven

Our business plan, based on the pre-paid Internet access cards, is relatively unproven. In order for our business plan to suceed we must create a market demand for our products, or, rather, successfully promote our products as superior substitutes for products that have already achieved market acceptance.  Our likelihood of success depends on our ability to develop these products and communicate effectively their superiority to the marketplace. We must convince businesses that use the Internet, that our Internet access cards have competitive advantages to support marketing them. To be successful, we must market our Internet access cards so that they achieves market acceptance by our targeted potential customers.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 6, 2002, Anderson, Anderson & Song, L.C. ("AAS") resigned as our independent certified public accountant. The report of AAS on our consolidated financial statements for fiscal 2002, fiscal 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, AAS did not advise us that:

1) internal controls necessary to develop reliable consolidated financial statements do not exist, or

2) information has come to the attention of AAS which made in unwilling to rely upon Management's representations or made it unwilling to be associated with the consolidated financial statements prepared by management, or

3) the scope of the audit should be expanded significantly, or information has come to the attention of AAS that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying consolidated financial statements, or the consolidated financial statements issued or to be issued covering the fiscal periods subsequent to January 31,, 2002 (including information that may prevent it from rendering an unqualified audit report on those consolidated financial statements) or made in unwilling to rely on Management's representations or to be associated with the consolidated financial statements prepared by management or,

4) information has come to the attention of AAS that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying consolidated financial statements or the consolidated financial statements issued or to be issued covering the fiscal periods subsequent to January 31, 2002 through June 7, 2002, the date of the Form 8-K filing reporting the change in accountants, that had not been resolved to the satisfaction of AAS or which would have prevented AAS from rendering an unqualified audit report on such consolidated financial statements.

During our two most recent fiscal years and all subsequent interim periods through June 7, 2002, there were no disagreements with AAS on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of AAS would have caused it to make reference to the subject matter of the disagreements in connection with its reports on these financial statements for those periods.

In May 2002, we engaged Baum & Company, P.A.as our independent certified public accountant. Our decision to engage new accountants was approved by our Audit Committee in May 2002.

We did not consult with Baum & Company, P.A. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written or oral advice was provided by Baum & Company that was a factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues.

.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We were not able to carry out an evaluation, under the supervision and with the participation of our management, including Hamon Francis Fytton, our Chief Executive Officer and Chief Financial Officer , of the effectiveness of our disclosure controls and procedures as of the end of January 31, 2003, the period covered by this Annual Report on Form 10-KSB because the financial statements were prepared after the date of this Annual Report. However, Hamon Francis Fytton did review our disclosure controls and procedures as of December 15, 2004 and based on this evaluation, he has concluded that our disclosure controls and procedures were effective in accumulating and communicating to our management, including them, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

Based on an evaluation, under the supervision and with the participation of Hamon Francis Fytton, our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with the evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 8B. OTHER INFORMATION

We did not file any reports on Form 8-K during the three month period between October 31, 2002 through January 31, 2003.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of January 31, 2003.

Name	Age	Position

Hamon Francis Fytton	53	Chief Executive Officer, Chief Financial Officer And Chairman of the Board
Mark Boyer	54	Director

Mr. Fytton has served as our Chief Executive Officer, Chief Financial Officer and Director of Gold Entertainment since March 26, 2002. Mr. Fytton has over 20 years experience in the computer industry, commencing with Sperry Univocal in London, England and later in their Chicago office. Having been involved in all aspects of the computer industry notably as a Network Specialist with Xerox Corporation, Software Product Manager for Crowntek Networks and Product Manager with Microsoft Corporation, this demonstrates a firm foundation in the computer industry. Mr. Fytton has also operated Internet Web-sites for several years, has acted as an Internet consultant and conducted seminars throughout the U.S. and Canada. Most recently Mr. Fytton was the co-founder and Chief Technical Administrator for the Internet Advisory Corporation, a public corporation.

Marc Boyer has served as our VP Technical Services and Director since March 26, 2002. Marc Boyer is a graduate of the IHPST at the University of Toronto, where he did his Master's work in the development of communication technology and neurophysiology. He has specialized in the use of Database technology and Interactive Multimedia for Training and Business. He helped develop a startup company Blue Owl Multimedia Inc that partnered with Philips Electronics in Einhoven to create MPEG based interactive training CD's using hyperscripts and real actors. This involved original research on a new type of motion video GUI that was supported by the National Research Council. He has worked for corporations and colleges in the development of Internet based distance training including the Humber College School of Hospitality. In addition Marc is an experienced programmer who has also developed and delivered training programs in VB, VBA, Cold Fusion, ASP and a number of other application technologies.

Our directors serve for a term of one year, or until their successors shall have been elected and qualified. Our executive officers are appointed and serve at the discretion of the Board of Directors. One of our executive officers, Mr. Chan has an employment agreement with us.

BOARD COMMITTEES

We have an audit committee consisting of Mr. Fytton and Mr. Boyer. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors..

DIRECTOR'S COMPENSATION

Our directors did not receive any compensation for serving on our Board of Directors during fiscal 2003.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and executive officers and person who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with us. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended January 31, 2003, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements except Frances Fytton and Mark Boyer were not timely in the filing of their Initial Statement of Beneficial Ownership of Securities and Mr. Fytton filed a late Form 4 representing his contribution of Grillion shares to the Company, and the previous officers and directors were not timely in filing their reports indicating they were no longer subject to Section 16.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the fiscal years ended January 31, 2003, 2002 and 2001 with regard to Hamon Francis Fytton, our Chief Executive Officer and Chief Financial Officer since March 26, 2002 and Donald Brumlik, our President from December 31, 2001 through March 26, 2002.

Position	Year	Salary	Bonus	Other Compensation
Hamon Francis Fytton (1)
	2003	$0	$0	$0
	2002	$0	$0	$0
	2001	$0	$0	$0
David Brumlik (2)
	2003	$0	$0	$0
	2002	$0	$0	$0
	2001	$0	$0	$5,088,000

  Mr. Fytton became our Chief Executive Officer on March 26, 2002.

  Mr. Brumlik resigned as our Chief Executive Officer on March 26, 2002 when the principals of Gold Entertainment acquired our company.

  On August 31, 2001, we issued 1,600,000 shares of its common stock to Donald Brumlik as compensation for his services to the Company which are valued based on the fair market value on this date of $3.18 per share.

OPTION GRANTS IN FISCAL 2003

We did not grant any options to any of our officers and directors during fiscal 2003.

Aggregated Option Exercises In Fiscal Year Ended March 31, 2003 And Option Values

None of our officers and directors exercised any options during fiscal 2003.

EMPLOYMENT AGREEMENTS

We do not have any employment agreements with any of our executive officers during fiscal 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth as of January 31, 2003, certain information concerning beneficial ownership of our common stock by:

-all directors of Gold Entertainment,

-all executive officers of Gold entertainment.

-persons known to own more than 5% of our common stock;

Unless otherwise indicated, the address for each person is Gold Entertainment Group, Inc., 2805 E. Oakland Park Blvd., Suite 363, Ft. Lauderdale, Florida 33306. As of January 31, 2003, we had 10,426,362 shares of our common stock issued and outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

PEOPLE THAT OWN MORE THAN 5% OF GOLD'S ISSUED AND OUTSTANDING COMMON STOCK

Shares of Common Name	Percent of Common Stock	Amount of Common Stock

Hamon Francis Fytton CEO, CFO and Director	48%	5,000,000.00

Mark Boyer Director	19%	2,000,000.00

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective as of September 2, 2002, Hamon Francis Fytton, our CEO and majority stockholders, donated 6 million shares to the company, which shares were cancelled. As of January 31, 2003, Hamon Francis Fytton advanced $81,400 to the Company for working capital. The loan is unsecured and is non-interest bearing and has no maturity date.

Effective as of September 30, 2002, James J. Reidy, a consultant contributed $194,832 to capital. This represents the balance of accrued consulting fees outstanding. Additionally, this related party received the rights to certain company owned patents and intellectual property.

ITEM 13. EXHIBITS

Exhibit 3.1 Articles of Incorporation of Advanced Medical Technologies, Inc. filed with the Nevada Secretary of State on February 2, 1999 (incorporated by reference to Exhibit 2(a) of the Company's Form 10-5B filing on December 20, 1999).

Exhibit 3.2 Articles of Merger dated April 4, 2002 between AMT and Gold Entertainment filed with the Nevada Secretary of State on April 5, 2002 (incorporated by reference to Exhibit 2.2 of the Company's Current Report in Form 8-K filed with the SEC on April 17, 2002).

Exhibit 3.3 Bylaws (incorporated by reference to Exhibit 2(B) of the Company's Form 10-5B filing in December 20, 1999).

Exhibit 10.1 Stock Exchange Agreement dated March, 2002 by and between Advanced Medical Technologies, Inc. and Gold Entertainment Group, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report in Form 2-K filed with the SEC on April 17, 2002).

Exhibit 31.1. Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

Exhibit 31.2. Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

Exhibit 32.2. Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to Gold Entertainment by Baum & Company for professional services rendered for the fiscal years ended January 31, 2003 and January 31, 2002, respectively:

Fee Category	Fiscal 2003	Fiscal 2002
Audit Fees	$5,000.00	$5,000.00
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees

Total Fees	$5,000.00	$5,000.00

Audit Fees. Consists of fees billed for professional services rendered for the audit of Gold Entertainment's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Baum & Company in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Gold Entertainment's consolidated financial statements and are not reported under "Audit Fees." These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above. In fiscal 2004, these services included general business meetings between Baum & Company and executives and directors of Gold Entertainment.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ENTERTAINMENT GROUP, INC.

Prepared and Signed

Dated: December 21, 2004 By: /s/ Hamon Francis Fytton

Hamon Francis Fytton
Chief Executive Officer, Chief Financial Officer and Director

(Principal Executive Officer and Duly Authorized Representative)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Hamon Francis Fytton ____________________ Hamon Francis Fytton	Chief Executive Officer, Chief	December 21, 2004
//s/ Hamon Francis Fytton	(Director)	December 21, 2004

BAUM & COMPANY, P.A.

Certified Public Accountants

1515 University Drive, Suite 209

Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Gold Entertainment Group, Inc

Fort Lauderdale Florida

We have audited the accompanying balance sheets of Gold Entertainment Group Inc. (formerly Advanced Medical Technologies, inc.) as of January 31, 2003 and 2002 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and cumulatively from inception February 3, 1999 to January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Entertainment Group Inc. (formerly Advanced Medical Technologies, inc.) as of January 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended and cumulatively from inception February 3 1999 to January 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6, the Company is experiencing difficulty in generating sufficient cash flow to meet its capital requirements and sustain operations, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAUM & COMPANY, P.A.

Coral Springs, Florida

December 21, 2004

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

JANUARY 31, 2003 AND 2002

	2003	2002
ASSETS
CURRENT ASSETS
Cash	$0	$0

Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and Accrued Expenses	$122,100	$227,646
Accrued consulting fees-Related party	0	194,832
Total current liabilities	122,100	422,478
LONG TERM LIABILITIES
Loan payable- related party	81,400	0

Total Liabilities	203,500	422,478

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0. 001 par value, 200,000,000 shares authorized; 10,426,362 shares issued and outstanding	10,426	2,105
Additional paid-in capital	446,250	128,080
Retained earnings (deficit)	(660,176)	(552,663)

Total stockholders' equity (deficit)	(203,500)	(422,478)

Total Liabilities and Stockholders' Equity (Deficit)	$0	$0

The accompanying notes are an integral part of the financial statements

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002 AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) UNTIL JANUARY 31, 2003

	FOR THE
	PERIOD
	FEB 3 199	YEAR	ENDED
	(INCEPTION)
	UNTIL	JANUARY 31	JANUARY 31
	JAN 31, 2003	2003	2002

REVENUES	$0	$0	$0

OPERATING EXPENSES	660,176	107,513	467,470

Loss before provision for income taxes	(660,176)	(107,513)	(467,470)
Income taxes	-0-	-0-	-0-

Net income (loss)	$(660,176)	$(107,513)	$(467,470)

Net income (loss) per common share, basic		$ (0.01)	$ (0.22) 0.00

Weighted average number of common shares outstanding		17,903,116	2,104,730

The accompanying notes are an integral part of the financial statements

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS EQUITY

JANUARY 31, 2003

COMMON STOCK

	NUMBER		ADDITIONAL
	OF SHARES	PAR VALUE	PAID IN CAPITAL	ACCUMULATED DEFICIT

Balance-January 31 2001	1,419,730	$1,420	$42,265	$(85,193)

May 2001 Issuance of common stock for Patent rights and consulting	5,000	5	495

July 2001 Common stock issued for cash	20,000	20	19,980

August 2001 Common stock issued for Patent rights and consulting	500,000	500	49,500

August 2001 Common stock issued for services	160,000	160	15,840

Net Loss for year ending January 31, 2002				(467,470)
Balance-January 31 2002	2,104,730	2,105	128,080	(552,663)

March 2002 Common stock issued for merger	23,025,000	23,025	(23,025)

March 2002 Common stock issued for cash	296,620	296	131,363

Sept 2002 Capital Contribution			194,832

Sept 2002 Common stock donation	(15,000,000)	(15,000)	15,000

Net Loss for year ending January 31, 2003				(107,513)

Balance-January 31 2003	10,426,362	$10,426	$446,250	$(660,176)

The accompanying notes are an integral part of the financial statements

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS MONTHS ENDED JANUARY 31, 2003 AND 2002 AND FOR THE PERIOD

FEBRUARY 3, 1999, (DATE OF INCEPTION) TO JANUARY 31, 2003

	FOR THE
	PERIOD
	FEB 3 199	YEAR	ENDED
	(INCEPTION))
	UNTIL	JANUARY 31	JANUARY 31
-	JAN 31, 2003	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (660,176)	$ (107,513)	$ (467,470)
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	16,500	0	16,500
Common stock issued for patent and consulting fees	50,000	0	50,000
Capital contribution costs	10,800	0	0
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued expenses	122,100	(105,546)	336,538
Increase (decrease) in accrued expenses-related parties	194,832	0	44,432

Net cash provided (used) by operating activities	(265,944)	(213,059)	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	- 0 -	- 0 -

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	184,544	131,659	20,000
Increases of Shareholders Loans	81,400	81,400	0

Net cash provided (used) by financing activities	265,944	213,059	20,000

Net increase (decrease) in cash	0	0	0

CASH and equivalents, beginning of period	0	0	0

CASH and equivalents, end of period	$ 0	$ 0	$ 0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$0	$0	$0
Payment of interest in cash	$0	$0	$0

The accompanying notes are an integral part of the financial statements

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003

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

As of March 26, 2002, the Company as a result of it abandonment of its patent rights and termination of its previous consulting agreements, will not pursue its previous business plan involving multimedia internet bases. The company intends to engage in the internet related business ventures.

On March 26, 2002, pursuant to the "Stock Exchange and Merger Agreement" the Company consummated a "reverse acquisition" and changed its name to Gold Entertainment Group, Inc.

Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected January 31 as its annual year-end.

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003

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

The Company is in its development stage. The Company since inception has not commenced its operations, nor has generated sufficient working capital to pursue its business objectives. The accumulated deficit during its development stage is approximately $660,000.

Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of January 31,2003, there are no outstanding stock options or stock warrants that would have affected our computation.

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003

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

Year Ending January 31, 2003

Statutory federal income tax rate and effective tax rate 34%

The amount recorded as a deferred tax asset as of January 31, 2003, approximately $660,000. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The Company has a net operating loss carry forward as of January 31, 2003 of approximately$ 660,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement in 1999

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003

NOTE 3 - RELATED PARTY TRANSACTIONS

The majority stockholder and officer of the Company advanced as of January 31, 2003 $ 81,400 for working capital. This loan is unsecured, non -interest bearing and has no maturity date.

Effective September 30, 2002, a related party contributed to capital $ 194,832. This represents the balance of accrued consulting fees outstanding. Additionally, this related party received the rights to certain company owned patents and intellectual property.

NOTE 4 - MERGERS AND ACQUISITIONS

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

In March 2002, the Company sold 118,648 shares of common stock for $ 131,659

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2003

NOTE 5 CAPITAL TRANSACTIONS (cont'd)

On September 2, 2002 the Company President and majority shareholder of the company donated 6 million shares back to the company (which was canceled).

On September 26, 2002, the Company initiated a 2.5:1 forward stock split The stock splits did not change the par value of the Company's common stock. All common stock financial data has been restated

Effective September 30, 2002, a related party contributed to capital $ 194,832. This represents the balance of accrued consulting fees outstanding. Additionally, this related party received the rights to certain company owned patents and intellectual property.

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to January 31, 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"@ (SFAS 150). SFAS sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.