Form 10-Q
period 2003-04-30
GOLD ENTERTAINMENT GROUP INC
filed 2018-06-01
CIK 1081188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

(Title of Class) Shares Outstanding as of April 30, 2003

Transitional Small Business Disclosure Format: [ ] YES [X] NO

INDEX

Part I FINANCIAL INFORMATION

ITEM 1. Financial Statements Page

Balance Sheet - April 30, 2003 (unaudited) - F-1

Statements of Operations (unaudited) - Three Months Ended April 30, 2003 and 2002 and for the period from February 3, 1999 (inception) until April 30, 2003 - F-2

Statements of Cash Flows - Three Months Ended April 30, 2003 and 2002 and for the period from

February 3, 1999 (date of inception) to April 30, 2003 - F-3

Notes to Consolidated Financial Statements - F-4

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

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

APRIL 30, 2003

ASSETS
CURRENT ASSETS
Cash	$0

Total current assets	0

Total Assets	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$122,400

Total current liabilities	122,400
LONG TERM LIABILITIES
Loan payable- related party	81,400

Total Liabilities	203,800

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0. 001 par value, 200,000,000 shares authorized; 10,426,362 shares issued and outstanding	10,426
Additional paid-in capital	446,250
Retained earnings (deficit)	(660,476)

Total stockholders' equity (deficit)	(203,800)

Total Liabilities and Stockholders' Equity (Deficit)	$0

The accompanying notes are an integral part of the financial statements

F1

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE PERIOD

FEB 3, 1999

(INCEPTION) THREE MONTHS ENDED

UNTIL APRIL 30

	Inception	2003	2002

REVENUES	$0	$0	$0

OPERATING EXPENSES	660,476	300	26,783

Loss before provision for income taxes	(660,476)	(300)	(26,783)
Income taxes	-0-	-0-	-0-

Net income (loss)	$(660,476)	$(300)	$(26,783)

Net income (loss) per common share, basic		$ 0.00	$ (0.00) 0.00

Weighted average number of common shares outstanding		10,426,362	10,371,961

The accompanying notes are an integral part of the financial statements

F2

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 30, 2003 AND 2002 AND FOR THE PERIOD

FEBRUARY 3, 1999, (DATE OF INCEPTION) TO APRIL 30, 2003

FOR THE PERIOD

FEB 3, 1999 THREE

(INCEPTION) MONTHS ENDED

UNTIL APRIL 30

	Inception	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (660,476)	$ (300)	$ (26,783)
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	16,500	0	0
Common stock issued for patent and consulting fees	50,000	0	0
Capital contribution costs	10,800	0	0
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued expenses	122,400	300	(103,047)
Increase (decrease) in accrued expenses-related parties	194,832	0

Net cash provided (used) by operating activities	(265,944)	0	(129,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	- 0 -	- 0 -

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	184,544	0	131,659
Increases of shareholders loans	81,400	0	0

Net cash provided (used) by financing activities	265,944	0	131,659

Net increase (decrease) in cash	0	0	1,829

CASH and equivalents, beginning of period	0	0	0

CASH and equivalents, end of period	$ 0	$ 0	$ 1,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$0	$0	$0
Payment of interest in cash	$0	$0	$0

The accompanying notes are an integral part of the financial statements

F3

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003

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

Interim Financial Information

The condensed unaudited interim financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-SB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulation, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the January 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respect dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The results of operations for the periods ending April 30, 2003 and 2002 may not be indicative of a full years results.

F4

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003

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

APRIL 30, 2003

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

Three Months Ending April 30, 2003

Statutory federal income tax rate and effective tax rate 34%

The amount recorded as a deferred tax asset as of April 30,2003, is approximately

$658,000. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The Company has a net operating loss carry forward as of April 31, 2003 of approximately

$ 658,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement in 1999

NOTE 3 - RELATED PARTY TRANSACTIONS

The majority stockholder and officer of the Company advanced as of April 30, 2003 $ 81,400 for working capital. This loan is unsecured, non -interest bearing and has no maturity date.

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

On March 26, 2002, the Company issued 9,210,000 shares of common stock pursuant to a Merger agreement

In March 2002, the Company sold 118,648 shares of common stock for $ 131,659

On September 2, 2002 the Company President and majority shareholder of the company, donated 6 million shares back to the company (which was canceled).

On September 26, 2002, the Company initiated a 2.5:1 forward stock split

The stock splits did not change the par value of the Company's common stock. All common stock financial data has been restated

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2003

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to April 30, 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

On April 5, 2002, we entered into a Stock Exchange and Merger Agreement with Gold Entertainment Group, Inc. (the "Company"). In connection with this merger, our previous management team resigned and a new management team, consisting of Hamon Francis Fytton and Marc Boyer joined our company. New management intends to engage in the business of providing pre-paid Internet access cards to be marketed through retail locations. We further intends to establish a network of distributors to market a variety of the Company's pre-paid Internet access cards through their existing channels. To accomplish this, the Company intends to build on existing relationships with potential distributors and to focus on strategic partnerships for distribution, marketing and billing systems. The Company took initial steps to develop this business during the thee months ended April 30, 2003.

RESULTS OF OPERATIONS

We are a development stage company and have not had any revenues from the date of inception through April 30, 2003. Our business focus changed on March 26, 2002 when new management acquired control of our company. We are now focused on developing the business of providing pre-paid Internet access cards to be marketed through retail locations.

Our operating expenses were $300 during the three months ended April 30, 2003 and $26,783 during the three months ended April 30, 2002. Our operating expenses in the three months ended April 30, 2003 were related to transfer agent fees. Our operating expenses in the three months ended April 30, 2002 were expenses related to debt reduction.

Our net loss for the three months ended April 30, 2003 was $300 compared to a net loss of $26,783 during the three months ended April 30, 2002. Our net loss from inception, February 3, 1999 through April 30, 2003 is $660,476.

As of April 30, 2003, we do not have any cash on hand. Our total liabilities are $203,800 consisting of $122,400 in accounts payable and $81,400 due to our Chief Executive Officer for a loan that he advanced to our company in March 2002.

We have satisfied our capital requirements during this time period by related party contributions and expect to use director loans to finance our operations.

In connection with the Merger, we implemented a 1 for 25 reverse stock split of our common stock on February 25, 2002 and issued 9, 210,000 shares of our common stock to the shareholders of Gold Entertainment one day later. On September 2, 2002, Hamon Francis Fytton, our President and majority shareholder donated 6 million shares of our common stock to our company, which were subsequently cancelled. Effective as of September 26, 2002, we implemented a 2.5 for 1 forward stock split. As of April 30, 2003, we have 10,426,362 shares of our common stock issued and outstanding.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We did not prepare financial statements for the three months ended April 30, 2003 until November 2004 so we were not able to carry out an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2003. However, Francis Fytton, our Chief Executive Officer and Chief Financial Officer, did conduct an evaluation as of December 14, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer was able to conclude that our disclosure controls and procedures were effective in accumulating and communicating to our management, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosures.

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