Form 10-Q
period 2003-07-31
GOLD ENTERTAINMENT GROUP INC
filed 2018-06-01
CIK 1081188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

(Title of Class) Shares Outstanding as of July 31, 2003

Transitional Small Business Disclosure Format: [ ] YES [X] NO

INDEX

Part I FINANCIAL INFORMATION

ITEM 1. Financial Statements Page

Balance Sheet - July 31, 2003 (unaudited) - F-1

Statements of Operations (unaudited) - Six Months Ended July 31, 2003 and 2002 and for the period from February 3, 1999 (inception) until July 31, 2003 - F-2

Statements of Operations (unaudited) - Three Months Ended July 31, 2003 and 2002 - F-3

Statements of Cash Flows - Six Months Ended July 31, 2003 and 2002 and for the period from

February 3, 1999 (date of inception) to July 31, 2003 F-4

Notes to Consolidated Financial Statements F-5 - F-9

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

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

JULY 31, 2003

ASSETS
CURRENT ASSETS
Cash	$0

Total current assets	0

Total Assets	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$122,700

Total current liabilities	122,700
LONG TERM LIABILITIES
Loan payable- related party	81,400

Total Liabilities	204,100

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0. 001 par value, 200,000,000 shares authorized; 10,426,362 shares issued and outstanding	10,426
Additional paid-in capital	446,250
Retained earnings (deficit)	(660,776)

Total stockholders' equity (deficit)	(204,100)

Total Liabilities and Stockholders' Equity (Deficit)	$0

The accompanying notes are an integral part of the financial statements

F1

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JULY 31, 2003 AND 2002
AND FOR THE PERIOD FROM FEBRUARY 3, 1999, (INCEPTIONS) UNTIL JULY 31, 2003

FOR THE PERIOD

FEB 3, 1999

(INCEPTION) SIX MONTHS ENDED

UNTIL JULY 31

JULY. 31, 2003 2003 2002

REVENUES	$0	$0	$0

OPERATING EXPENSES	660,776	600	85,513

Loss before provision for income taxes	(660,776)	(600)	(85,513)
Income taxes	-0-	-0-	-0-

Net income (loss)	$(660,776)	$(600)	$(85,513)

Net income (loss) per common share, basic		$ 0.00	$ (0.01) 0.00

Weighted average number of common shares outstanding		10,426,362	16,867,643

The accompanying notes are an integral part of the financial statements

F2

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

THREE MONTHS ENDED

JULY 31

	2003	2002

REVENUES	$0	$0

OPERATING EXPENSES	300	58,730

Loss before provision for income taxes	(300)	(58,730)
Income taxes	-0-	-0-

Net income (loss)	$(300)	$(58,730)

Net income (loss) per common share, basic	$ 0.00	$ (0.00) 0.00

Weighted average number of common shares outstanding	10,426,362	29,662,168

The accompanying notes are an integral part of the financial statements

F3

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 31, 2003 AND 2002 AND FOR THE PERIOD

FEBRUARY 3, 1999, (DATE OF INCEPTION) TO JULY 31, 2003

FOR THE PERIOD

FEB 3, 1999 SIX

(INCEPTION) MONTHS ENDED

UNTIL JULY 31

JULY 31, 2003 2003 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (660,776)	$ (600)	$ (85,513)
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	16,500	0	0
Common stock issued for patent and consulting fees	50,000	0	0
Capital contribution costs	10,800	0	0
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued expenses	122,400	600	(100,421)
Increase (decrease) in accrued expenses-related parties	194,832	0

Net cash provided (used) by operating activities	(266,244)	0	(185,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	- 0 -	- 0 -

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	184,544	0	131,659
Increases of shareholders loans	81,400	0	56,200

Net cash provided (used) by financing activities	265,944	0	187,859

Net increase (decrease) in cash	(300)	0	1,925

CASH and equivalents, beginning of period	0	0	0

CASH and equivalents, end of period	$ (300)	$ 0	$ 1,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$0	$0	$0
Payment of interest in cash	$0	$0	$0

The accompanying notes are an integral part of the financial statements

F4

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003

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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented. The results of operations for the periods ending July 31, 2003 and 2002 may not be indicative of a full years results.

F5

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003

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

Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of July 31,2003, there are no outstanding stock options or stock warrants that would have affected our computation.

F6

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003

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

Six Months Ending July 31,2003

Statutory federal income tax rate and effective tax rate 34%

The amount recorded as a deferred tax asset as of July 31,2003, is approximately

$660,000. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The Company has a net operating loss carry forward as of July 31, 2003 of approximately

$ 660,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement in 1999

NOTE 3 - RELATED PARTY TRANSACTIONS

The majority stockholder and officer of the Company advanced as of July 31, 2003 $ 81,400 for working capital. This loan is unsecured, non -interest bearing and has no maturity date.

F7

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003

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

\

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

F8

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to July 31, 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

F9

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

On April 5, 2002, we entered into a Stock Exchange and Merger Agreement with Gold Entertainment Group, Inc. (the "Company"). In connection with this merger, our previous management team resigned and a new management team, consisting of Hamon Francis Fytton and Marc Boyer joined our company. New management intends to engage in the business of providing pre-paid Internet access cards to be marketed through retail locations. We further intends to establish a network of distributors to market a variety of the Company's pre-paid Internet access cards through their existing channels. To accomplish this, the Company intends to build on existing relationships with potential distributors and to focus on strategic partnerships for distribution, marketing and billing systems. The Company took initial steps to develop this business during the six months ended July 31, 2003.

RESULTS OF OPERATIONS

We are a development stage company and have not had any revenues from the date of inception through July 31, 2003. Our business focus changed on March 26, 2002 when new management acquired control of our company. We are now focused on developing the business of providing pre-paid Internet access cards to be marketed through retail locations.

Our operating expenses were $600 during the six months ended July 31, 2003 and $85,513 during the six months ended July 31, 2002. Our operating expenses in the six months ended July 31, 2003 were related to transfer agent fees. Our operating expenses in the six months ended July 31, 2002 were expenses related to debt reduction.

Our net loss for the six months ended July 31, 2003 was $600 compared to a net loss of $85,513 during the first six months ended July 31, 2002. Our net loss from inception, February 3, 1999 through July 31, 2003 is $660,776.

As of July 31, 2003, we do not have any cash on hand. Our total liabilities are $204,100 consisting of $122,700 in accounts payable and $81,400 due to our Chief Executive Officer for a loan that he advanced to our company in March 2002.

We have satisfied our capital requirements during this time period by related party contributions and expect to use director loans to finance our operations.

In connection with the Merger, we implemented a 1 for 25 reverse stock split of our common stock on February 25, 2002 and issued 9, 210,000 shares of our common stock to the shareholders of Gold Entertainment one day later. On September 2, 2002, Hamon Francis Fytton, our President and majority shareholder donated 6 million shares of our common stock to our company, which were subsequently cancelled. Effective as of September 26, 2002, we implemented a 2.5 for 1 forward stock split. As of July 31, 2003, we have 10,426,362 shares of our common stock issued and outstanding.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We did not prepare financial statements for the six months ended July 31, 2003 until November 2004 so we were not able to carry out an evaluation of f the effectiveness of our disclosure controls and procedures as of July 31, 2003. However, Francis Fytton, our Chief Executive Officer and Chief Financial Officer, did conduct an evaluation as of December 14, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer was able to conclude that our disclosure controls and procedures were effective in accumulating and communicating to our management, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosures.

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