Form 10-K
period 2004-01-31
GOLD ENTERTAINMENT GROUP INC
filed 2018-06-01
CIK 1081188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Common stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Check mark if there is no disclosure of delinquent filers pursuant Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). |_| Yes |X| No

The Issuer's revenues for its fiscal year ended January 31, 2004.

The aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price for the common stock of $.001 per share as reported on the Pink Sheets on January 31, 2004 was approximately $10,426.00 (based on 10,426,362 shares outstanding).

There were 10,426,362 shares of common stock, issued and outstanding at January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE : None

GOLD ENTERTAINMENT GROUP, INC.

INDEX TO ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

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

Employees

As of January 31, 2004, we did not have any employees. Hamon Frances Fytton, the Chief Executive Officer of Gold Entertainment, has been providing and overseeing all business activities of the company.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fort Lauderdale Florida in a 300 square foot office facility in an executive office suite. We have a month-to-month lease through January 2003. We believe that the facilities are well maintained, in substantial compliance with environmental laws and regulations, and adequately covered by insurance. We also believe that these leased facilities are not unique and could be replaced, if necessary, at the end of the term of the existing leases.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the Pink Sheets under the symbol "GEGP". Set forth below is the range of high and low information for our common stock as traded on the Pink Sheets during fiscal 2004 and fiscal 2003. This information regarding trading on the Pink Sheets represents prices between dealers and does not reflect retail mark-up or markdown or commissions, and may not necessarily represent actual market transactions.

Fiscal Period	HIGH	LOW
2003:
First quarter (February - April 30, 2002)	$0.1	$0.004
Second quarter (May 1 - July 30, 2002)	$0.004	$0.001
Third quarter (August 1 - October 30, 2002)	$0.008	$0.001
Fourth quarter (November 1 - January 31, 2003)	$0.20	$0.001
2004:
First quarter (February - April 30, 2003)	$0.01	$0.001
Second quarter (May 1 - July 30, 2003)	$0.01	$0.001
Third quarter (August 1 - October 30, 2003)	$0.20	$0.001
Fourth quarter (November 1 - January 31, 2004)	$0.001	$0.001

As of January 31, 2004, there were 74 record holders of our outstanding common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

We did not generate any revenues in the fiscal year ended January 31, 2004 or the fiscal year ended January 31, 2003 and have not generated any revenues since our inception on February 3, 1999. Our general and administrative expenses were $1,200 in fiscal 2004 and $107,513 in fiscal 2003. Our operating expenses were significantly higher in fiscal 2003 because we were trying to develop the Water Treatment Center during this time period. We decided to lower in fiscal 2004 because when we tried to develop the Water Treatment Center. Since inception, on February 3, 1999, our general and administrative expenses have been $661,376.

As a result of the forgoing, our net loss for the fiscal year ended January 31, 2004 was $1,200 and $107,513 for fiscal 2003. Our cumulative loss was

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, we had no cash on hand. Our current liabilities consisted of accounts payable and acrued expenses of $123,300, and a loan payable to a related party of $81,400. Our stockholder's equity was negative $204,700.

Our operations are currently funded by capital contributions from our directors. We are actively seeking investment capital from a variety of sources. It is anticipated that no significant investment will be realized until the stock is actively traded.

Our average monthly operating costs are approximately $100 and we expect that we will need approximately $1,000 for working capital during the next three month period between February and April. Our primary expenses are normal operating costs including salaries, payments under the severance agreements for two of our former executives and other operating costs.

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

Our business model is not proven

Our business plan, based on the pre-paid Internet access cards, is relatively unproven. In order for our business plan to succeed, we must create a market demand for our products, or, rather, successfully promote our products as superior substitutes for products that have already achieved market acceptance.  Our likelihood of success depends on our ability to develop these products and communicate effectively their superiority to the marketplace. We must convince businesses that use the Internet, that our Internet access cards have competitive advantages to support marketing them. To be successful, we must market our Internet access cards so that they achieves market acceptance by our targeted potential customers.

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

.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We were not able to carry out an evaluation, under the supervision and with the participation of our management, including Hamon Francis Fytton, our Chief Executive Officer and Chief Financial Officer , of the effectiveness of our disclosure controls and procedures as of the end of January 31, 2004, the period covered by this Annual Report on Form 10-KSB because the financial statements were prepared after the date of this Annual Report. However, Hamon Francis Fytton did review our disclosure controls and procedures as of December 15, 2004 and based on this evaluation, he has concluded that our disclosure controls and procedures were effective in accumulating and communicating to our management, including them, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosures.

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

We did not file any reports on Form 8-K during the three month period between October 31, 2003 through January 31, 2004.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to our executive officers, directors and significant employees as of January 31, 2004.

Name	Age	Position
Hamon Francis Fytton	52	Chief Executive Officer, Chief Financial Officer And Chairman of the Board
Mark Boyer	54	Director

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

BOARD COMMITTEES

We have an audit committee consisting of Mr. Fytton and Mr. Boyer. The audit committee recommends the engagement of independent auditors to the board, initiates and oversees investigations into matters relating to audit functions, reviews the plans and results of audits with our independent auditors, reviews our internal accounting controls, and approves services to be performed by our independent auditors.

DIRECTOR'S COMPENSATION

Our directors did not receive any compensation for serving on our Board of Directors during fiscal 2003.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and executive officers and person who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with us. Based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended January 31, 2003, its officers, directors and 10% shareholders complied with all Section 16(a) filing requirements except Frances Fytton and Mark Boyer were not timely in the filing of their Initial Statement of Beneficial Ownership of Securities and Mr. Fytton filed a late Form 4 representing his contribution of shares to the Company, and the previous officers and directors were not timely in filing their reports indicating they were no longer subject to Section 16.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the fiscal years ended January 31, 2004, 2003 and 2002 with regard to Hamon Francis Fytton, our Chief Executive Officer and Chief Financial Officer since March 26, 2002 and Donald Brumlik, our President from December 31, 2001 through March 26, 2002.

Position	Year	Salary	Bonus	Other Compensation
Hamon Francis Fytton (1)
	2004	$0	$0	$0
	2003	$0	$0	$0
	2002	$0	$0	$0
David Brumlik (2)
	2004	$0	$0	$0
	2003	$0	$0	$0
	2002	$0	$0	$0

  Mr. Fytton became our Chief Executive Officer on March 26, 2002.

  Mr. Brumlik resigned as our Chief Executive Officer on March 26, 2002 when the principals of Gold Entertainment acquired our company.

OPTION GRANTS IN FISCAL 2004

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table set forth as of January 31, 2004, certain information concerning beneficial ownership of our common stock by:

-all directors of Gold Entertainment,

-all executive officers of Gold entertainment.

-persons known to own more than 5% of our common stock;

Unless otherwise indicated, the address for each person is Gold Entertainment Group, Inc., 2805 E. Oakland Park Blvd., Suite 363, Ft. Lauderdale, Florida 33306. As of January 31, 2004, we had 10,426,362 shares of our common stock issued and outstanding. As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

PEOPLE THAT OWN MORE THAN 5% OF GOLD'S ISSUED AND OUTSTANDING COMMON STOCK

Shares of Common Stock Name	Percent of Common Stock Stock	Amount of Common Stock Stock

Hamon Francis Fytton CEO, CFO and Director	48%	5,000,000.00

Mark Boyer Director	19%	2,000,000.00

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective as of September 2, 2002, Hamon Francis Fytton, our CEO and majority stockholders, donated 6 million shares to the company, which shares were cancelled. As of January 31, 2004, Hamon Francis Fytton advanced $81,400 to the Company for working capital. The loan is unsecured and is non-interest bearing and has no maturity date.

Effective as of September 30, 2002, James J. Reidy, a consultant contributed $194,832 to capital. This represents the balance of accrued consulting fees outstanding. Additionally, this related party received the rights to certain company owned patents and intellectual property.

ITEM 13. EXHIBITS

Exhibit 3.1 Articles of Incorporation of Advanced Medical Technologies, Inc. filed with the Nevada Secretary of State on February 2, 1999 (incorporated by reference to Exhibit 2(a) of the Company's Form 10-SB filing on December 20, 1999).

Exhibit 3.2 Articles of Merger dated April 4, 2002 between AMT and Gold Entertainment filed with the Nevada Secretary of State on April 5, 2002 (incorporated by reference to Exhibit 2.2 of the Company's Current Report in Form 8-K filed with the SEC on April 17, 2002).

Exhibit 3.3 Bylaws (incorporated by reference to Exhibit 2(B) of the Company's Form 10-SB filing in December 20, 1999).

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

Exhibit 31.2. Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

Exhibit 32.2. Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

ITEM 14. Principal Accountant Fees and Services

The following is a summary of the fees billed to Gold Entertainment by Baum & Company for professional services rendered for the fiscal years ended January 31, 2004 and January 31, 2003, respectively:

Fee Category	Fiscal 2004	Fiscal 2003
Audit Fees	$5,000.00	$5,000.00
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$5,000.00	$5,000.00

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

Signature	Capacity	Date
/s/ Hamon Francis Fytton ____________________ Hamon Francis Fytton	Chief Executive Officer, Chief Financial Officer and Director	December 21, 2004
/s/ Hamon Francis Fytton

BAUM & COMPANY, P.A.

Certified Public Accountants

1515 University Drive, Suite 209

Coral Springs, Florida 33071

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Gold Entertainment Group, Inc

Fort Lauderdale Florida

We have audited the accompanying balance sheets of Gold Entertainment Group Inc. (formerly Advanced Medical Technologies, inc.) as of January 31, 2004 and 2003 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and cumulatively from inception February 3, 1999 to January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Entertainment Group Inc. (formerly Advanced Medical Technologies, inc.) as of January 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended and cumulatively from inception February 3 1999 to January 31, 2004 in conformity with U.S. generally accepted accounting principles.

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

Coral Springs, Florida

December 21, 2004

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

JANUARY 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash	$0	$0

Total current assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and Accrued Expenses	$123,300	$122,100
Accrued consulting fees-Related party	0	0
Total current liabilities	123,300	122,100
LONG TERM LIABILITIES
Loan payable- related party	81,400	81,400

Total Liabilities	204,700	203,500

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0. 001 par value, 200,000,000 shares authorized; 10,426,362 shares issued and outstanding	10,426	10,426
Additional paid-in capital	446,250	446,250
Retained earnings (deficit)	(661,376)	(660,176)

Total stockholders' equity (deficit)	(204,700)	(203,500)

Total Liabilities and Stockholders' Equity (Deficit)	$0	$0

The accompanying notes are an integral part of the financial statements

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003 AND FOR THE PERIOD FROM FEBRUARY 3, 1999 (INCEPTION) UNTIL JANUARY 31, 2004

	FOR THE
	PERIOD
	FEB 3 199	YEAR	ENDED
	(INCEPTION)
	UNTIL	JANUARY 31,	JANUARY 31,
	JAN. 31, 2004	2004	2003

REVENUES	$0	$0	$0

OPERATING EXPENSES	661,376	1,200	107,513

Loss before provision for income taxes	(661,376)	(1,200)	(107,513)
Income taxes	-0-	-0-	-0-

Net income (loss)	$(661,376)	$(1,200)	$(107,513)

Net income (loss) per common share, basic		$ (0.00)	$ (0.01) 0.00

Weighted average number of common shares outstanding		10,426,362	17,903,116

The accompanying notes are an integral part of the financial statements

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS EQUITY(DEFICIT)

COMMON STOCK

	NUMBER		ADDITIONAL
	OF SHARES	PAR VALUE	PAID IN CAPITAL	ACCUMULATED DEFICIT

Balance-January 31 2001	1,419,730	$1,420	$42,265	$(85,193)

May 2001 Issuance of common stock for Patent rights and consulting	5,000	5	495

July 2001 Common stock issued for cash	20,000	20	19,980

August 2001 Common stock issued for Patent rights and consulting	500,000	500	49,500

August 2001 Common stock issued for services	160,000	160	15,840

Net Loss for year ending January 31, 2002				(467,470)
Balance-January 31 2002	2,104,730	2,105	128,080	(552,663)

March 2002 Common stock issued for merger	23,025,000	23,025	(23,025)

March 2002 Common stock issued for cash	296,620	296	131,363

Sept 2002 Capital contribution			194,832

Sept. 2002 Common stock donation	(15,000,000)	(15,000)	15,000

Net Loss for year ending January 31, 2003				(107,513)
Balance-January 31 2003	10,426,362	10,426	446,250	(660,176)

Net Loss for year ending January 31, 2004				(1,200)

Balance-January 31 2004	10,426,362	$10,426	$446,250	$(661,376)

The accompanying notes are an integral part of the financial statements

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS MONTHS ENDED JANUARY 31, 2004 AND 2003 AND FOR THE PERIOD

FEBRUARY 3, 1999, (DATE OF INCEPTION) TO JANUARY 31, 2004

	FOR THE
	PERIOD
	FEB 3 199	YEAR	ENDED
	(INCEPTION))
	UNTIL	JANUARY 31	JANUARY 31
-	JAN. 31, 2004	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (661,376)	$ (1,200)	$ (107,513)
Adjustments to reconcile net income to net cash provided by operating activities:
Common stock issued for services	16,500	0	0
Common stock issued for patent and consulting fees	50,000	0	0
Capital contribution costs	10,800	0	0
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable & accrued expenses	123,300	1,200	(105,546)
Increase (decrease) in accrued expenses-related parties	194,832	0	0

Net cash provided (used) by operating activities	(265,944)	0	(213,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
	0	- 0 -	- 0 -

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock	184,544	0	131,659
Increases of Shareholders Loans	81,400	0	81,400

Net cash provided (used) by financing activities	265,944	0	213,059

Net increase (decrease) in cash	0	0	0

CASH and equivalents, beginning of period	0	0	0

CASH and equivalents, end of period	$ 0	$ 0	$ 0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of taxes	$0	$0	$0
Payment of interest in cash	$0	$0	$0

The accompanying notes are an integral part of the financial statements

GOLD ENTERTAINMENT GROUP INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004

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

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Losses) Per Share

The Company reports its net earnings (losses) per share in accordance with SFAS No. 128 "Earnings Per Share". Basic net earnings (losses) per share is computed by dividing net income (loss) available to common stockholders by the weighted averaged number of common shares outstanding. Diluted earnings (losses) per share is computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. As of January 31,2004, there are no outstanding stock options or stock warrants that would have affected our computation.

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

Year Ending January 31, 2004

Statutory federal income tax rate and effective tax rate 34%

The amount recorded as a deferred tax asset as of January 31, 2004, approximately $661,000. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The Company has a net operating loss carry forward as of January 31, 2004 of approximately$ 661,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires progressively in 15 years from commencement in 1999

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004

NOTE 3 - RELATED PARTY TRANSACTIONS

The majority stockholder and officer of the Company advanced as of January 31, 2004 $ 81,400 for working capital. This loan is unsecured, non -interest bearing and has no maturity date.

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

GOLD ENTERTAINMENT GROUP, INC.

(FORMERLY ADVANCED MEDICAL TECHNOLOGIES, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2004

NOTE 6 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the period February 3, 1999 to January 31, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, " Accounting for Stock-Based Compensation. "   Transition and Disclosure an Amendment of FASB Statement No. 123 @ (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," providing for an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company's adoption of the interim disclosure provisions of SFAS 148 did not affect its financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" @ (SFAS 150). SFAS sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.