Form 10-Q/A
period 2017-10-31
GOLD ENTERTAINMENT GROUP INC
filed 2019-02-06
CIK 1081188

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   □ Yes ■ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   □ Yes ■ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer □
Non-accelerated filer □ (Do not check if a smaller reporting)	Smaller reporting company ■
Emerging growth company ■

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   □ Yes ■ No

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date.

Class	Outstanding as of February 1, 2019
Common Stock, $0.0001	9,181,501,513

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended October 31, 2017 as originally filed with the Securities and Exchange Commission on December 28, 2017 (the "Original Form 10-Q"): (i) Item 1 of Part I "Financial Information," (ii) Item 2 of Part I, "Management's Discussion and Analysis of Financial Condition and Results of Operations," (iii) Item 3 of Part I "Quantitative and Qualitative Disclosures About Market Risk," and (iv) Item 6 of Part II, "Exhibits", and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the quarter ended October 31, 2017 did not include management's October 31, 2017 decision to fully impair the value of the software license acquired by the company on April 30,2017. The Company issued 200,000,000 shares of its common stock for a license to certain computer software on April 30, 2017 and valued the 3-year software license in the amount of $20,000. The value of the software license has been reviewed as of October 31, 2017 and management has elected to fully impair the software license resulting in a net value of $0 for the software license as of October 31, 2017.

The unaudited balance sheets, unaudited statements of operations and the unaudited statements of cash flows included in this Form 10-Q/A have been restated to show the effects of the $18,000 impairment expense of the software license as of October 31, 2017.

We have also determined that our previously reported results for the quarter ended October 31, 2017 did not provide sufficient information to adequately represent to the reader the related party transactions and the subsequent events that are disclosed in the financial statements and the notes to the unaudited financial statements. The related party transactions were comprised of advances made to and from the Company's then-President, Hamon Fytton, (also a significant stockholder) and an entity owned 100% by this individual (collectively, the "related party") and another shareholder of the Company.  These advances were short-term in nature, non-interest bearing and were the primary source of funding for the Company.

The unaudited statements of cash flows for the nine months ended October 31, 2017 and 2016 included in this Form 10-Q/A have been restated to show that the advances made to and from the Company's then-President were financing activities that provided $7,700 in cash flows for the nine months ended October 31, 2017 and used $1,898 in cash flows for the nine months ended October 31, 2016.

Additionally, the notes to the unaudited financial statements in this Form 10-Q/A have been restated to more fully describe the subsequent events pertaining to an agreement on June 27, 2018, between Gold Entertainment Group, Inc. and IceLounge Media Inc., a Wyoming corporation ("ICELOUNGE"), that resulted in, among other things, ICELOUNGE has become our controlling shareholder and the sale of all of the outstanding shares of our Series A preferred stock owned by Hamon Fytton and Capital Advisory, LLC., a company controlled by him. At the same time Hamon Fytton, our former President and chief executive officer and sole director resigned his position as an officer of the Company.

Gold Entertainment Group, Inc.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Gold Entertainment Group, Inc.

GOLD ENTERTAINMENT GROUP, INC.
BALANCE SHEETS (UNAUDITED)

	October 31,	January 31,
	2017	2017
ASSETS

Current Assets:
Cash	$ 775	$ 188

Total Current Assets	775	188

Other Assets:
Software license, net of amortization and impairment of $20,000 at October 31, 2017 and $-0- at January 31, 2017		-

Total Other Assets	-	-

Total Assets	$ 775	$ 188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 120	$ 100
Advances from related party	103,145	109,445
Stock subscription payable	18,600	18,600

Total Current Liabilities	121,865	128,145

Total Liabilities	121,865	128,145

Stockholders' Deficit:
Preferred stock, 50,000,000 shares authorized, no par value with 25,000,000 shares designated as
Class A, of which
1,000,000 shares are issued and
outstanding at October 31, 2017 and January 31, 2017.	-	-
Common stock, $.0001 par value, 25,000,000,000 shares authorized;
9,181,501,513 and 8,981,501,513 shares issued and outstanding at
October 31, 2017 and January 31, 2017	918,150	898,150
Additional paid-in capital	2,016,394	1,992,394
Accumulated (deficit)	(3,055,634)	(3,018,501)

Total Stockholders' Deficit	(121,090)	(127,957)

Total Liabilities and Stockholders' Deficit	$ 775	$ 188

The accompanying notes are an integral part of these unaudited financial statements

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016

Revenues	$ -	$ -	$ -	$ -

Operating Expenses:
General and administrative	3,300	6,401	17,133	19,190
Amortization of intangible assets	1,000		2,000

Total Operating Expenses	4,300	6,401	19,133	19,190

Loss from Operations	(4,300)	(6,401)	(19,133)	(19,190)

Other Income (Expense):
Impairment of intangible assets	(18,000)	-	(18,000)	-

Total Other Income (Expense)	(18,000)	-	(18,000)	-
Net loss before taxes	(22,300)	(6,401)	(37,133)	(19,190)

Income taxes	-	-	-	-

Net loss after taxes	$ (22,300)	$ (6,401)	$ (37,133)	$ (19,190)

Net loss per share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and Diluted	9,181,501,513	8,981,501,513	9,117,032,649	8,981,501,513

The accompanying notes are an integral part of these unaudited financial statements

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	October 31,
	2017	2016
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES:	$ (37,133)	$ (19,190)

ITEMS NOT AFFECTING CASH:
Amortization of intangible assets	2,000	4---
Impairment of intangible assets	18,000

CHANGES IN OPERATING ASSETS/LIABILITIES:
Increase (decrease) in accounts payable and accrued expenses	20	500
Increase (decrease) in accrued expenses-related parties	10,000	18,000

NET CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(7,113)	(690)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	33,200	24,000
Repayments of related party loan	(25,500)	(25,898)

NET CASH FLOWS FROM (USED) IN FINANCING ACTIVITIES	7,700	(1,898)

NET INCREASE (DECREASE) IN CASH	587	(2,588)

CASH AT BEGINNING OF PERIOD	188	3,102

CASH AT END OF PERIOD	$ 775	$ 514

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Interest	-	-
Income taxes	-	-
Non-cash investing and financing activities: Forgiveness of related party debt.	$ 24,000	-
Shares issued for software license	$ 20,000	$ -

The accompanying notes are an integral part of these unaudited financial statements

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

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses through October 31, 2017 in the amount of $3,055,634. This factor raises substantial doubt as to its ability to continue as a going concern and obtain debt and/or equity financing and achieve profitable operations.

The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

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

Fair Value of Financial Instruments

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable and accrued expenses approximated the fair value as of October 31, 2017 and January 31, 2017 because of the relative short-term nature of these instruments.

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

Intangibles with Finite Lives

The Company applies the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 360-10, Property, Plant and Equipment, where applicable to all long-lived assets. FASB ASC 360-10 addresses accounting and reporting for impairment and disposal of long-lived assets. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with FASB ASC 360-10. FASB ASC 360-10 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. The Company issued 200,000,000 shares of its common stock for a license to certain computer software on April 30, 2017 and valued the 3-year software license in the amount of $20,000. The value of the software license has been reviewed as of October 31, 2017 and management has elected to fully impair the software license resulting in a net value of $0 for the software license as of October 31, 2017.

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

Due To Related Party - Advances payable and accrued expenses

From time to time during the nine months ended October 31, 2017 and the year ended January 31, 2017, advances were made to and from the Company's then-President (also a significant stockholder) and an entity owned 100% by this individual (collectively, the "related party") and another shareholder of the Company.  These advances are short-term in nature, non-interest bearing and are the primary source of funding for the Company.  For the nine months ended October 31, 2017 and the year ended January 31, 2017, the activity with the related parties consisted of the following:

	Nine months		Year
	Ended		Ended
	October 31, 2017		January 31, 2017
Balance due to related party - Beginning	$109,445		$87,343
Accrued consulting fees	10,000		24,000
Repayments made to related party	(25,500)	-	(25,898)
Proceeds received from related party	33,200		24,000
Forgiveness of debt by related party	(24,000)		-

Balance due to related party - Ending	$103,145	$109,445

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

The provision (benefit) for income taxes for the nine months ended October 31, 2017 and the year ended January 31, 2017 consists of the following:

	October 31, 2017	January 31, 2017
Federal:
Current	$ -	$ -
Deferred	-	-

State:
Current	-	-
Deferred	-	-

	$ -	$ -

Net deferred tax assets consist of the following components as of October 31, 2017 and January 31, 2017:

	October 31, 2017	January 31, 2017

Deferred tax assets:
Operating Loss	$1,038,916	$1,026,290
Deferred tax liabilities:	-	-

Valuation allowance	(1,038,916)	(1,026,290)

Net deferred tax asset	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 34% to pretax income from continuing operations for the nine months ended October 31, 2017 and 2016, by the amount of the change in valuation allowance of $12,626 and $6,525.

The Company has unused net operating loss carryforwards for income tax purposes totaling approximately $3,055,634 and $3,018,501 at October 31, 2017 and January 31, 2017, respectively, expiring through the year 2036 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership.  In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty (50%) percent of a corporation within a three (3) year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards.  Such a change in ownership may have occurred in connection with the private placement of securities. Additionally, the Company's utilization of its tax benefit carryforwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of options or other future issuances of common stock.

NOTE 6 - COMMON STOCK

On April 30, 2017, the Company obtained a 3-year license from an unrelated software developer and acquired an option to purchase certain computer software and other related intellectual property valued at $20,000 for 200,000,000 shares of its common stock. The value of the license of $20,000 represents management's estimate of the fair market value at the time of the acquisition and was treated as a non-current asset on the Company's balance sheet subject to amortization over a 3-year period. As of October 31, 2017, management has elected to fully impair the software license resulting in a net value of $0 for the software license as of October 31, 2017

NOTE 7 - PREFERRED STOCK

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock with 25,000,000 shares designated as Class A preferred stock. As of October 31, 2017, and December 31, 2017 there were 1,000,000 shares of Class A preferred stock issued and outstanding on each of these dates. The Class A preferred stock has the following attributes:

	Total Series Authorized	Stated Value	Voting	Annual Dividends per Share	Conversion Rate
Series A	25,000,000	None	Yes, 5,000 votes for each share	Same As per common stock	None

NOTE 8 - SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 29, 2017, the date the financial statements were issued. as of December 29, 2017.

On June 27, 2018, Gold Entertainment Group, Inc. entered into an agreement ("Agreement") with IceLounge Media Inc., a Wyoming corporation ("ICELOUNGE"),. Pursuant to the terms of the Agreement, the Company transferred all of the 2,000,000 shares of our Series A preferred stock owned by Hamon Fytton and Capital Advisory, LLC., a company controlled by him, (the "Preferred Stock"), which Preferred Stock has super voting rights, for consideration received. At the same time Hamon Fytton, our President and chief executive officer and sole director resigned his position as an officer of the

Company. Mr Fytton shall continue to serve as a Director until further notice; (ii) Two new Officers and Directors were appointed; as President, Secretary and

Director Robert Schlegal; and James Kander as Director. As a result of the foregoing, ICELOUNGE and its shareholders, by virtue of the ownership of the

Preferred Stock has become our controlling shareholder.

Mr. Calvin Wong is the majority shareholder, owning 52% of IceLounge Media, Inc. prior to the signing of this Agreement.

As a result of the Agreement described above, ICELOUNGE has become our controlling shareholder. It owns all 2,000,000 issued and outstanding shares of our Series A preferred stock, which votes, together with our common stock at a ratio of 100 to 1.

On August 8, 2018 the Company filed form 8-K stating that the Company had designated a new Class B of convertible preferred stock consisting of 75,000 shares having a $1.00 par value, no rights to dividends, even parity with the Corporation's common stock with regards to liquidation of assets, and rights to convert into common stock based on a formula as follows. Each Series B convertible preferred share shall be convertible into the same dollar value of common shares, rounded up to nearest whole share, at a price calculated to be 50% of the ten-day (10 day) average trading price immediately prior to conversion. There have been no conversions of the Series B convertible preferred stock as of the date of this filing.

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

A registration statement has been filed with the Securities and Exchange Commission on January 3, 2017. Upon the effectiveness of the registration statement, 60 days following the filing date, we became subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and we are required to file periodic reports, proxy statements and other information with the Securities and Exchange Commission.

PLAN OF OPERATION

On April 30, 2017, the Company entered into a 3-year Software License Agreement and an option, described below, in exchange for two hundred million (200,000,000) shares of Common Stock. The Company has an option, at terms yet to be negotiated, to acquire the unrelated software company that produces it. The software is used to manage all aspects of an event including physical resources, event coordinators, assistants, attendees and payments where applicable. The software also manages and maintains a revolving website for each event prior to, during and after the event.

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

RESULTS OF OPERATION

As of October 31, 2017, we had total assets of $775 and total liabilities of $121,865. We anticipate that we will continue to incur losses in the next 12 months while we explore new business opportunities and generate positive cash flow. We expect we will require additional capital to meet our short-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Quarter Ended October 31, 2017

Revenues

During the three-month periods ending October 31, 2017 and 2016, the Company did not generate any revenues.

Operating Expenses

During the three-month periods ended October 31, 2017 and 2016, we incurred general and administrative expenses and professional fees of $4,300 compared to $6,401. General and administrative and professional fee expenses incurred during the three-month periods ended October 31, 2017 and 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and software amortization costs.

Net Losses

Our net loss for the three months ended October 31, 2017 was $22,300 compared to a net loss of $6,401 during the three months ended October 31, 2016. The major reason for the increase in the net loss for the current period is due to the $18,000 impairment expense of the software license.

Nine-Month Period Ended October 31, 2017

Revenues

During the nine-month periods ending October 31, 2017 and 2016, the Company did not generate any revenues.

Operating Expenses

During the nine-month periods ended October 31, 2017 and 2016, we incurred general and administrative expenses and professional fees of $19,133 compared to $19,190. General and administrative and professional fee expenses incurred during the nine-month periods ended October 31, 2017 and 2016 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, and software amortization costs.

Net Losses

Our net loss for the nine months ended October 31, 2017 was $37,133 compared to a net loss of $19,190 during the three months ended October 31, 2016. The expenses increased for the nine-month period ended October 31, 2017 due to management's decision to fully impair the software license resulting in a $18,000 impairment expense.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2017

As of October 31, 2017, our current assets were $775 compared to $188 at January 31, 2017. The major reason for the increase was the increase in the proceeds received on an account payable to a related party. As of October 31, 2017, our current liabilities were $121,865 compared to $128,145 in current liabilities at January 31, 2017. The major reason for the decrease in the current liabilities was due to the forgiveness of debt by a related party.

As of October 31, 2017, the Company had $775 cash on hand, has incurred a net loss of $37,133 over the prior nine months and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Cash Flows from Operating Activities

For the nine months ended October 31, 2017, cash flow used in operating activities was $7,133 compared to cash flows used in operating activities of $690 during the nine months ended October 31, 2016. The reason for the increase in cash flow used in operating activities for the current period was the increased loss from operations and an increase of payables to a related party.

Cash Flows from Investing Activities

We neither generated nor used funds in investing activities during the nine months ended October 31, 2017 and 2016.

Cash Flows from Financing Activities

For the nine months ended October 31, 2017, the net cash flows from financing activities was $7,700 compared to the net cash flows used in financing activities of $1,898 during the nine months ended October 31, 2016. The reason for the increase was the increase in proceeds received from the related party loan during the nine months ended October 31, 2017.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and additional advances to be received from a related party for the short term until acquisitions are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet short-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of October 31, 2017, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company's securities; (iii) obtaining loans from shareholders as necessary; and (iv) acquiring existing entertainment trains to generate cash flow from operations. Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

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

The Company reported no revenue during the periods presented herein.

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

The Company reported no shared based payments during the periods presented herein.

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

ITEM 4. Controls and Procedure

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. Our disclosure controls and procedures are not effective as a result of the following material weaknesses:

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

c)	The Company lacks sufficient personnel to allow for proper segregation of duties.

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

/s/ Hamon Fytton

Date: February 1, 2019

By: Hamon Fytton, Chief Executive Officer, Chief Financial Officer, Director

----------
----------