Form 10-K
period 2018-01-31
GOLD ENTERTAINMENT GROUP INC
filed 2021-05-25
CIK 1081188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JANUARY 31, 2018

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

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging Growth Company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ■ Yes □ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of JULY 31, 2017, the last business day of the registrant's most recently completed second fiscal quarter: $918,150.

As of May 21, 2021, the Registrant had 9,181,501,513 Shares of common stock outstanding.

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

At the time, the Company had operations through its main office in Florida, and a Canadian subsidiary in Toronto, Ontario. None of the Company's operations are handled through its above listed website.

On June 27, 2018, Gold Entertainment Group, Inc. ("we" or "Company") entered into an agreement with IceLounge Media Inc., a Wyoming corporation ('ICELOUNGE"), (the "Agreement"). Pursuant to the terms of the Agreement, the Company authorized a new class of Preferred Shares. The new class, SERIES B Preferred Shares were issued as part of the payment due to the Company's CEO and Director, Mr. Fytton, for the acquisition of the Company's controlling block of Series A Preferred Stock, by ICELOUNGE; whose rights remain unchanged. Following conformation from the State of Florida of these changes, the Effective Date for the previously announced ICELOUNGE Agreement is amended to be August 10, 2018. On the effective date of August 10, 2018, Mr. Fytton resigned as an Officer and Director of the Company. The new Officers and Directors are as follows:

Robert Schlegel President and Director

James Kander Director

The Company is currently actively seeking new business opportunities or merger candidates.

Revenue

We have no revenues for the years ended January 31, 2017 and 2018 or through the date of this filing.

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

Employees

As of January 31, 2018 and through the date of this filing, we did not have any full-time employees. Management is concurrently engaged in other endeavors and devotes as much time as it deems necessary to handle the affairs of the Company with other services provided on a contract basis.

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

Our Chief Executive Officer, Hamon Francis Fytton, leads our evaluation process, consulting with professionals engaged by the Company. We expect to hire independent contractors to perform specialized functions on an as needed basis. The ongoing search has not been successful, nor have any independent contractors been engaged.

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

On January 29, 2019, the Company filed a form 15-12G to relieve the necessity to continue to report to the Securities and Exchange Commission. This form 15-12G was amended on February 21, 2019.

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

Certain amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC's prior position limiting the tradability of certain securities of shell companies, including those that we may issue in any acquisition, reorganization or merger, and further limit the tradability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise whose management may wish to utilize the Company as a means of going public.

Any of these types of transactions, regardless of their particular prospects, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in Gold Entertainment Group, Inc. 4

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Our corporate office is located at 429 W. Plumb Lane, Reno, Nevada 89509. This is the office of our former CFO, and is provided at no cost to the Company. The Company does not own or lease any properties.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company threatened against or affecting our company, our common stock, in which an adverse decision could have a material adverse effect.

Item 4. Mining Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is listed on the OTC market and trades under the symbol GEGP.

The following table sets forth the range of the high and low bid quotations of our Common Stock for the past year in the over-the-counter market, as reported by OTC Markets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:

Year ending January 31, 2017	HIGH	LOW
April 30	$ 0.0002	$ 0.0001
July 31	$ 0.0002	$ 0.0001
October 31	$ 0.0002	$ 0.0001
January 31	$ 0.0002	$ 0.0001
Year ending January 31, 2018
April 30	$ 0.0002	$ 0.0001
July 31	$ 0.0002	$ 0.0001
October 31	$ 0.0002	$ 0.0001
January 31	$ 0.0002	$ 0.0001

As of January 31, 2018, the Company had 100 shareholders of record.

Item 6. Selected Financial Data

RECENT ISSUANCES INVOLVING UNREGISTERED SECURITIES

On April 30, 2017, the Company obtained a 3-year license from an unrelated software developer and acquired an option to purchase certain computer software and other related intellectual property valued at $20,000 in exchange for 200,000,000 shares of the Company's common stock. The Company has not issued any Preferred, during the two years covered by this report

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

This annual report on Form 10-K and other reports filed by Gold Entertainment Group, Inc. ("GOLD", " we," "us,"" "our," or the "Company") from time to time with the U.S. Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan," or the negative of these terms and similar expressions as they relate to the Company or the Company's management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company's industry, the Company's operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. The Company was incorporated under the laws of the State of Nevada on February 3, 1999. Our most recent registration statement has been filed with the Securities and Exchange Commission on January 3, 2017 and was effective on March 6, 2017.

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

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

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

We are an emerging growth company with limited operations. As of January 31, 2018 and 2017, we had total assets of $2,250 and $188, respectively, and total liabilities of $127,145 and $128,145, respectively. We anticipate that we will continue to incur losses in the next 12 months while we explore new business opportunities and generate positive cash flow. We expect we will require additional capital to meet our short term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities or by further contributions from our sole Officer and Director.

Year Ended January 31, 2018 Compared to the Year Ended January 31, 2017

Revenues

During the twelve-month period ending January 31, 2018 and 2017, the Company did not generate any revenues.

Operating Expenses

During the twelve month period ended January 31, 2018, we incurred general and administrative expenses and professional fees of $40,938 compared to $25,516 incurred during the period ended January 31, 2017. General and administrative and professional fee expenses were generally related to corporate overhead, and financial and administrative contracted services, such as legal, accounting, and developmental costs.

Net Losses

Our net loss for the year ended January 31, 2018 was $40,938 compared to a net loss of $25,516 during the period ended January 31, 2017. The major reason for the increase of our net loss was due to a charge for the impairment of intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2018 our current assets were $2,250 compared to $188 as of the end of the prior fiscal year. The major reason for the increase in current assets was due to loans made from a related party.

As of January 31, 2018, our current liabilities were $127,145 compared to $128,145 in current liabilities at January 31,2017. The decrease in the current liabilities was primarily due to the forgiveness of $24,000 in debt by a related partyand the accrual of management fees of $10,000 net related party loans in the amount of $13,000.

As at January 31, 2018 the Company had $2,250 cash on hand, and had incurred a net loss of $40,938 during the year ended January 31, 2018. Further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Cash Flows from Operating Activities

For the year ended January 31, 2018, net cash flows used in operating activities was $10,938 compared to cash flows used in operating activities in the prior year of $1,016. The reason for the decrease in cash flows from operations from the prior year was a decrease in current liabilities.

Cash Flows from Investing Activities

We neither generated nor used funds in investing activities during the years ended January 31, 2018 or,2017.

Cash Flows from Financing Activities

For the year ended January 31, 2018, financing activities provided $13,000 compared to having used $1,898 in the prior period ended January 31, 2017. The reason for the increase is due to an increase in net related party loans proceeds of $13,000.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities for the short term until acquisition are identified and in place generating positive cash flow. Our working capital requirements are expected to increase in line with the growth of our business.

We have no existing working capital or any anticipated cash flow. Further advances and debt instruments are expected to be adequate to fund our operations over the next twelve months.

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

GOING CONCERN

As a result of our net loss from operations, net cash used in operations, deficit accumulated as of January 31, 2018, our ability to continue as a going concern is in substantial doubt. Our ability to continue as a going concern is subject to the ability of the Company to generate profits from operations and/or obtaining the necessary funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company's securities; and (iii) obtaining loans from shareholders as necessary, (iv) acquiring existing entertainment trains to generate cash flow from operations. Although management believes that it will be able to obtain the necessary funding and acquisitions to allow the Company to remain a going concern, and to pursue its's acquisition strategy through the methods discussed above, there can be no assurances that such methods will prove successful.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or results of its operations as reported in its financial statements

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

SHARE-BASED PAYMENTS

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 23, 2018, the Company dismissed Pritchett, Siler & Hardy, PC ("PSH") as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as its new independent registered accounting firm.

Since PSH's appointment as our independent registered accounting firm on December 14, 2015 and through June 29, 2018, there were (i) no disagreements between the Company and PSH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of PSH, would have caused PSH to make reference thereto in their reports on the financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During years ended January 31, 2017 and 2016, and in the subsequent interim period through June 29, 2018, the Company has not consulted with Heaton & Company regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that PSH concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our management has concluded that our disclosure controls and procedures are not effective in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, consisting of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

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

  Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2018. Based on this assessment, management believes that as of January 31, 2018, our internal control over financial reporting is not effective based on those criteria.

  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC to provide only management's report in this annual report.

  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

  There were no changes during our last fiscal year that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Item 9B. Other Information

  None.

  PART III

  Item 10. Directors, Executive Offices and Corporate

  Governance. Directors and Executive Officers

  The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of January 31, 2018. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

  Hamon Francis Fytton 64 President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary, Director

  Set forth below is a brief description of the background and business experience of our officer and sole director for the past five years.

  Mr. Fytton has acted as our President, and/or Chief Executive Officer, Treasurer, Chief Financial Officer Secretary and member of our board of directors since April 5, 2002.

  Mr. Fytton owns 36.8% of the outstanding shares of our common stock.

  Hamon Fytton - CEO and Director

  Since April 2002 Mr. Fytton has served as an Officer and Director of Gold Entertainment Group Inc. He has over 18 years of experience in working many public companies as a consultant and advisor, overseen many business expansions and assisted in corporate filings, capital expansion and share structures. During the last five years Mr. Fytton acted as a consultant to several public companies and private companies seeking to become public. In this capacity he has overseen the preparation of numerous registration statements, subscription agreements, SEC filings, prospectus offerings and general company information packets. He has also often acted as an Officer and/or director for several companies, aiding in their transition from private to public. He has conducted several seminars in the past 12 months on the JOBS Act and the new Crowd Funding and REG A+ regulations. He continues to consult with various investment groups and with both public and private companies in the US and other countries.

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

  Involvement in Certain Legal Proceedings

  To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors,

  Except as set forth in our discussion below in "Certain Relationships and Related Transactions," none of our directors, director nominees or executive officers has been involved in any transactions with our Company or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining that person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

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

  Item 11. Executive Compensation.

  The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to Gold

  Entertainment for the years ended January 31, 2018 and January 31, 2017 of those persons who were executive officers of Gold Entertainment for those years, or who receive annual salary and bonuses exceeding $100,000.

		Annual	Long Term
		Compensation	Compensation
Name and Principal Position	Year Ended	Salary ($)	Warrant Awards($)
Hamon Fytton	2018	$ -0-	-0-
President and CEO	2017	$ -0-	$-0-

  Executive Compensation Arrangements

  Gold Entertainment has not entered into employment contracts with Mr. Fytton as Chief Executive Officer, nor with Mr. Schiemann as its former Chief Financial Officer. Mr. Fytton had a consulting agreement at January 31, 2018. Effective February 28, 2017, Mr. Schiemann resigned as CFO and Director of the Company. His consulting agreement and related compensation were terminated as of February 28, 2017.

  The current consulting agreements of the executive officers are as follows:Amounts owed to Mr. Fytton pursuant to the above consulting agreement have been recorded as an accrued liability.

  Stock Option Plans

  We have no "Grants of Plan-Base Awards", Outstanding Equity Awards at Fiscal Year-End,) "Option Exercises and Stock Vested," "Pension Benefits," "Non qualified Deferred Compensation," or "Post Employment Payments" to report.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  The following table sets forth certain information concerning the ownership of the Company's 9,181,501,513 shares of common stock issued and outstanding as of January 31, 2018, with respect to: (i) all officers and directors; (ii) each person known by us to be the beneficial owner of more than five percent (5%) of our common stock; and (iii) our directors and executive officers as a group.

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

  13

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

  At various times the Officers and Directors have advanced money to pay expenses on behalf of the Company. As of January 31, 2018, $82,000, which includes the above described consulting fees, and a non interest bearing note in the amount of $26,445 that are due to Mr. Fytton. These advances are short-term in nature, non-interest bearing and are the primary source of funding for the Company.

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

  Item 14.  Principal Accountant Fees and Services.

  Summary of Principal Accountant Fees for Professional Services Rendered

  The following table presents the aggregate fees for professional audit services and other services rendered by Pritchett, Siler & Hardy, P.C., our former independent registered public accountants, during the years ended January 31, 2018 and 2017.

	Year Ended	Year Endsd
	January 31, 2017	January 31, 2016

Audit and Audit Related Fees	$4,200	$5,000
Tax Fees	$0	$0
All Other Fees	$0	$0

  As of January 23, 2018, Heaton & Company PLLC, dba Pinnacle Accountancy Group of Utah, was engaged as our independent registered public accountants. No fees were incurred or paid to them during the periods presented.

  14

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

  15

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Entertainment Group, Inc.

Dated: May 21, 2021	By:	/s/ Hamon Francis Fytton
Hamon Francis Fytton
Chief Executive Officer, Chief Financial Officer, Director

  16

  ======================

  ======================

  Gold Entertainment Group, Inc.

  FINANCIAL STATEMENTS

  Gold Entertainment Group, Inc

  (An Emerging Growth Company)

  NOTES TO THE FINANCIAL STATEMENTS

  FOR THE YEARS ENDING JANUARY 31, 2018 & 2017

  CONTENTS

Page(s)

Reports of Independent Registered Public Accounting Firms	F-1

Financial Statements:

Balance Sheets – as of January 31, 2018 and 2017	F-2

Statements of Operations – For the years ending January 31, 2018 and 2017	F-3

Statements of Cash Flows – For the years ending January 31, 2018 and 2017	F-4

Statement of Stockholders’ Equity (Deficit) – For the years ending January 31, 2018 and 2017	F-5

Notes to Financial Statements	F6 – F-10

  ======================

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders

  Gold Entertainment Group, Inc.

  Reno, NV

  Opinion on the Financial Statements

  We have audited the accompanying balance sheets of Gold Entertainment Group, Inc. (the Company) as of January 31, 2018 and 2017, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  Going Concern Considerations

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no revenue-generating operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Basis for Opinion

  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

  /s/ Pinnacle Accountancy Group of Utah

  We have served as the Company's auditor since 2019.

  Pinnacle Accountancy Group of Utah
  (a dba of Heaton & Company, PLLC)
  Farmington, Utah
  April 26, 2021

GOLD ENTERTAINMENT GROUP, INC.
BALANCE SHEETS
For the Years Ending January 31, 2018 & 2017

	January 31,
	2018	2017
ASSETS

Current Assets:
Cash	$2,250	$188

Total Current Assets	2,250	188

Total Assets	$2,250	$188

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Account payable and accrued expenses	$100	$100
Accrued management fees -Related parties	82,000	83,000
Note payable - Related parties	26,445	26,445
Stock subscription payable	18,600	18,600

Total Current Liabilities	127,145	128,145

Total Liabilities	127,145	128,145

Stockholders' Deficit:
Preferred stock, 50,000,000 authorized, no par value
Preferred stock, Class A Convertible Preferred Stock
25,000,000 shares authorized, no par value, 1,000,000 shares
issued and outstanding at January 31, 2017 and 2016	-	-
Common stock, $.0001 par value, 25,000,000,000 shares authorized;
9,181,501,513 shares issued and outstanding at
January 31, 2017 and 2016	918,150	898,150
Additional paid-in capital	2,016,394	1,992,394
Accumulated (deficit)	(3,059,439)	(3,018,501)

Total Stockholders' Deficit	(124,895)	(127,957)

Total Liabilities and Stockholders' Deficit	$2,250	$188

  The accompanying footnotes are an integral part of these financial statements.

  F2

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF OPERATIONS
For the Years Ending January 31, 2018 & 2017

	Year Ended
	January 31,
	2018	2017

Revenues	$-	$-

Operating Expenses:
General and administrative	40,938	25,516

Total Operating Expenses	40,938	25,5166

Loss from Operations	(40,938)	(25,516)

Net Loss before taxes	(40,938)	(25,516)

Income taxes	-	-

Net Loss after taxes	$(25,516)	$(36,708)

Net Income/(Loss) per share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	9,147,528,910	8,981,501,513

  The accompanying footnotes are an integral part of these financial statements.

  F3

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended January 31, 2018 and 2017

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	No Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, February 1, 2016	1,000,000	$-	8,981,501,513	$898,150	$1,992,394	$(2,992,985)	$(102,441)

Net (loss) for the year ended January 31, 2017	-	-	-	-	-	(25,516)	(25,516)

Balance, January 31, 2017	1,000,000	$-	8,981,501,513	898,150	1,992,394	(3,018,501)	(127,957)

Common stock issued for acquisition of software license	-	-	200,000	20,000	-	-	20,000

Forgiveness of debt to related party	-	-	-	-	-	$24,000	$24,000

Net (loss) for the year ended January 31, 2018	-	-	-	-	-	(40,938)	(40,938)

Balance, January 31, 2018	1,000,000	$-	9,181,501,513	$918,150	$2,016,394	$(3,059,439)	$(124,895)

  The accompanying footnotes are an integral part of these financial statements.

  F4

GOLD ENTERTAINMENT GROUP, INC.
STATEMENTS OF CASH FLOWS
Years Ended January 31, 2018 and 2017
	For the Years	Ended January 31

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(40,938)	$(25,516)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Amortization of intangible assets	3,333	-
Impairment of intangible assets	16,667	-
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Decrease in prepaid expenses	400	-
Increase in accounts payable and accrued expenses	-	100
Increase in accounts payable and accrued expenses-Related Parties	10,000	24,000
NET CASH (USED) IN OPERATING ACTIVITIES	(10,938)	(1,016)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loan	38,500	24,000
Repayments of related party loan	(25,500)	(25,898)
NET CASH (USED) FOR FINANCING ACTIVITIES	13,000	(1,898)

NET INCREASE (DECREASE) IN CASH	2,062	(2,914)

CASH AT BEGINNING OF PERIOD	188	3,102

CASH AT END OF PERIOD	$2,250	$188

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Non-cash investing and financing activities:	$24,000	$-

  The accompanying footnotes are an integral part of these financial statements.

  F5

  GOLD ENTERTAINMENT GROUP, INC
  NOTES TO FINANCIAL STATEMENTS
  January 31, 2018 and 2017

  NOTE 1 - NATURE OF ORGANIZATION AND BASIS OF PRESENTATION

  Nature of Organization

  Gold Entertainment Group, Inc. ("Gold" or the "Company") was originally incorporated in the State of Nevada on February 3, 1999 under the name Advanced Medical Technologies, Inc. The Company was organized formerly for the purpose of establishing a multimedia internet-based communication network between the healthcare industry manufacturers and the key base managers in the medical field to advertise and promote the manufacturers's products. As a result of the abandonment of its patent rights and termination of its previous consulting agreements, as of March 26, 2002, the Company decided not to pursue its previous business plan involving multimedia internet bases. On March 26, 2002, the Company consummated a "reverse acquisition" and changed its name to Gold Entertainment Group, Inc. On August 28, 2007, the Company filed a certificate of domestication with the State of Florida whereby the Company became a Florida corporation. Simultaneously, the Company's capital structure was increased to 25,000,000,000 common shares having a par value of $0.0001 per share and 50,000,000 preferred shares having no par value per share.

  The Company's current business plan is primarily to serve as a vehicle for the acquisition of, or merger or consolidation with, another company (a "target business"). The Company intends to use its capital stock, debt, or a combination of these to effect a business combination with a target business which management believes has significant growth potential.

  Basis of Presentation

  The financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America ("GAAP").

  Reclassifications

  Certain reclassifications were made to the prior year consolidated financial statements to conform to current year presentations. There was no effect on loss per share.

  NOTE 2 - GOING CONCERN

  Gold's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Gold has accumulated net losses through January 31, 2018 in the amount of $3,059,439. This factor raises substantial doubt as to Gold's ability to obtain debt and/or equity financing and achieve profitable operations. Gold's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. Ultimately, Gold will need to achieve profitable operations in order to continue as a going concern.

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

  NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

  Use of estimates

  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent liabilities and assets at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates include the valuation allowance on deferred tax assets.

  Cash and Cash Equivalents

  The Company considers all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents. There were no cash equivalents at January 31, 2018 or 2017.

  Fair Value of Financial Instruments

  The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

  Level 1 - Quoted prices for identical assets and liabilities in active markets;
  Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and;
  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

  The carrying amounts of financial instruments, including cash and cash equivalents, accounts payable, accrued expenses, and the amounts due to related parties, approximated fair value as of January 31, 2018 and 2017 because of the relative short-term nature of these instruments.

  Shares for Services and Other Assets

  The Company accounts for stock-based compensation based on the fair value of all option grants or stock issuances made to employees or directors on or after its implementation date, as well as a portion of the fair value of each option and stock grant made to employees or directors prior to the implementation date that represents the unvested portion of these share-based awards as of such implementation date, to be recognized as an expense, as codified in ASC 718. The Company calculates stock option-based compensation by estimating the fair value of each option as of its date of grant using the Black-Scholes option-pricing model. These amounts are expensed over the respective vesting periods of each award using the straight-line attribution method. Compensation expense is recognized only for those awards that are expected to vest, and as such, amounts have been reduced by estimated forfeitures. The Company has historically issued stock options and vested and no vested stock grants to employees and outside directors whose only condition for vesting has been continued employment or service during the related vesting or restriction period.

  Software License

  On April 30, 2017, the Company obtained a 3-year license from an unrelated software developer and acquired an option to purchase certain computer software and other related intellectual property valued at $20,000 in exchange for 200,000,000 shares of the Company's common stock. The recorded value of the license of $20,000 represents the publicly-quoted fair market value of the Company's common stock at the time of the acquisition and was treated as a non-current asset on the Company's balance sheet subject to amortization over a 3-year period. As of October 31, 2017, management determined that the software had no future utility and therefore recorded a charge to income to fully impair the software license resulting in a net value of $0 for the software license as of October 31, 2017

  Income taxes

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

  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 74010, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

  Basic and Diluted Net Loss Per Common Share

  Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and convertible debt and equity instruments, and are excluded from the computation if their effect is anti-dilutive. There were no potentially dilutive items outstanding during the years ended January 31, 2018 or 2017. Concentrations of Credit Risk

  Recently Issued Accounting Standards

  From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company's financial statements upon adoption. No new pronouncements that would affect these financial statements had been issued during or subsequent to the issuance of these financial statements.

  From time to time during the years ended January 31, 2018 and 2017, advances were made to and from the Company's current President (also a significant stockholder), an entity owned 100% by this individual, and another significant shareholder of the Company. These advances are due on demand in nature, non-interest bearing and are the primary source of funding for the Company. During the years ended January 31,2018 and 2017 the Company received proceeds of $38,500 and $24,000 respectively, and made repayment of $25,500 and $25,898, respectively, resulting in related part loan balances of $26,445 and $26,445 at January 31, 2018 and 2017, respectively. The Company also accrued $10,000 and $24,000 in management fees with it officers and directors during the years ended January 31, 2018 and 2017, respectively.

  NOTE 4 - RELATED PARTY TRANSACTIONS

Due to related parties	Year Ended January 31, 2018	Year Ended January 31, 2017
Beginning balance	$109,445	$87,343
Accrued consulting fees	10,000	24,000
Repayments made to related party	(25,500)	(25,898)
Proceeds received from related party	38,500	24,000
Forgiveness of related party debt	(24,000)	-
Ending balance	$108,445	$109,445

  On January 31, 2018, accrued fees in the amount of $24,000 was forgiven by the related party to enhance the marketability of the Company as it seeks to pursue its current business plan. This amount has been recorded as an increase to additional paid-in capital. As a result the Company owed accrued management fees of $82,000 and $83,000 at January 31,2018 and 2017, respectively.

  NOTE 5 - STOCKHOLDERS' DEFICIT

  Common Stock

  The Company is authorized to issue 25,000,000,000 shares of common stock, $.0001 par value. There were 9,181,501,513 and 8,981,501,513 shares issued and outstanding at January 31, 2018 and 2017, respectively. The Company issued 200,000,000 (Note 3 - Software License) and 0 shares of common stock during the years ended January 31, 2018 and 2017, respectively.

  Preferred Stock

  The Company is authorized to issue 50,000,000 shares of preferred stock as described below:

  Total Series Class A Preferred Stock, 25,000,000 shares authorized, no par value. 1,000,000 shares issued and outstanding at January 31, 2018 and 2017. Such shares were issued, in prior years, at a de minimis value . Voting as 5,000 shares of common stock for each preferred share outstanding. No dividends. No conversion factor.

  NOTE 6 - INCOME TAXES

  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. We classify interest and penalties arising from the underpayment of income taxes in the statement of income under general and administrative expenses. As of January 31, 2018 and 2017, we had no accrued interest or penalties related to uncertain tax positions.

  On December 22, 2017 the Tax Cuts Act (TCJA) was signed into law by the President of the United States, TCJA is a tax reform act, that, among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law. Accordingly, the Company utilized the using the new corporate tax rate of 21% and the state tax rate of 5.5% for the years ended January 31, 2018 and 2017.

  The provision (benefit) for income taxes for the years ended January 31, 2018 and 2017 consists of the following:

Year	2018	2017

Federal	$8,597	$5,358

State	$2,252	$1,403

Change in valuation allowance	(10,849)	(6,761)

Deferred tax asset	$ -	$ -

  Net deferred tax assets consist of the following components as of January 31, 2018 and 2017:

Year	2018	2017

Net Operating Loss carry forward
(at 26.5%)	$810,751	$799,902

Valuation allowance	(810,751)	(799,902)

Net deferred tax asset	$ -	$ -

  The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 21% and 5.5%, respectively, to pretax income from continuing operations for the year ended January 31, 2018 and 2017, respectively.
  The Company has unused net operating loss carry forwards for income tax purposes totaling approximately $3,059,439 and $3,018,501 at January 31, 2018 and 2017, respectively, expiring through the year 2036 subject to the Internal Revenue Code Section 382, which places a limitation on the amount of taxable income that can be offset by net operating losses after a change in ownership. In accordance with certain provisions of the Tax Reform Act of 1986 a change in ownership of greater than fifty (50%) percent of a corporation within a three (3) year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carry forwards. Such a change in ownership may have occurred in connection with the private placement of securities. Additionally, the Company's utilization of its tax benefit carry forwards may be restricted in the event of possible future changes in the ownership of the Company from the exercise of options or other future issuances of common stock.

  NOTE 7 - COMMITMENTS AND CONTINGENCIES

  Legal Matters

  From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of January 31, 2018 and 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

  NOTE 8 - SUBSEQUENT EVENTS

  In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued, and noted the following item requiring disclosure:

  Change in Control

  On June 27, 2018, and amended on August 20, 2020, Gold Entertainment Group, Inc. entered into an agreement ("Agreement") with IceLounge Media Inc., a Wyoming corporation ("ICELOUNGE"),. Pursuant to the terms of the Agreement, the Company transferred all of the 1,000,000 shares of our Series A preferred stock owned by Hamon Fytton and Capital Advisory, LLC., a company controlled by him, (the "Preferred Stock"), which Preferred Stock has super voting rights. At the same time Hamon Fytton, our President and chief executive officer and sole director resigned his position as an officer of the Company. Mr. Fytton shall continue to serve as a Director until further notice; (ii) Two new Officers and Directors were appointed; as President, Secretary and Director Robert Schlegal; and James Kander as Director. As a result of the foregoing, ICELOUNGE and its shareholders, by virtue of the ownership of the Preferred Stock has become our controlling shareholder.

  Mr. Calvin Wong is the majority shareholder, owning 52% of IceLounge prior to the signing of this Agreement. As a result of the Agreement described above, ICELOUNGE has become our controlling shareholder. It owns all 2,000,000 issued and outstanding shares of our Series A preferred stock, which votes, together with our common stock at a ratio of 100 to 1. Prior to this agreement 1,000,000 shares of Class A Preferred Stock was outstanding, with the execution of the agreement an additional 1,000,000,000 shares of this Class of Preferred Stock was issued at no additional value.

  The "Stock subscription payable" in the amount of $18,600 was also settled in full at the closing date. The full payment was made by a third party.

  Preferred Stock

  On August 8, 2018 the Company filed form 8-K stating that the Company had designated a new Class B of convertible preferred stock consisting of 75,000 shares having a $1.00 par value, no rights to dividends, even parity with the Corporation's common stock with regards to liquidation of assets, and rights to convert into common stock based on a formula as follows. Each Series B convertible preferred share shall be convertible into the same dollar value of common shares, rounded up to nearest whole share, at a price calculated to be 50% of the ten-day (10 day) average trading price immediately prior to conversion. There have been no conversions of the Series B convertible preferred stock as of the date of this filing. There were 75,000 shares of Series B Preferred Stock issued upon the closing and change of control on June 27, 2018. The value of the transaction was stated at $1.00 per share and was in exchange for the Series A Preferred Stock owned by Mr. Hamon Fytton.